Form 10QSB
period 2007-01-31
Candev Resource Exploration, Inc.
filed 2007-03-16
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0515290 (I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
                              Tel: (604) 688-7526
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No ❒ (2) Yes ❒ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ❑

Total revenues for quarter ended January 31, 2007 were $0.

As of March 16, 2007 the Company had 8,750,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets

Interim Statements of Operations

Interim Cash Flow Statements

Interim Statement of Stockholders' Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM BALANCE SHEETS
AT JANUARY 31, 2007 WITH AUDITED FIGURES AT OCTOBER 31, 2006

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) January 31, 2007	(Audited) October 31, 2006
ASSETS		
CURRENT ASSETS		
Cash	$ 84,257	$ 105,474
Prepaid expenses and deposits	-	5,201
Total Assets	$ 84,257	$ 110,675
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 5,210	$ 9,351
Total Liabilities	5,210	9,351
STOCKHOLDERS' EQUITY		
Authorized:		
100,000,000 preferred shares, par value $0.001 per share		
100,000,000 common shares, par value $0.001 per share		
Issued and outstanding:		
8,750,000 (8,750,000 - 31 Oct06) common shares issued and outstanding (Note 5)	8,750	8,750
Additional paid in capital	114,750	114,750
Deficit - Accumulated during exploration stage	(44,453)	(22,176)
Total Stockholders' Equity	79,047	101,324
Total Liabilities and Stockholders' Equity	$ 84,257	$ 110,675

Going concern (Note 2)
Commitments (Note 6)

The accompanying notes are an integral part of these financial statements.

F-2

CANDEV RESOURCE EXPLORATION, INC.

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to January 31, 2007	(Unaudited) Three months ended January 31, 2007	(Unaudited) From inception January 9, 2006 to January 31, 2006
GENERAL AND ADMINISTRATIVE EXPENSES			
Accounting and auditing	$ 9,768	$ 1,268	$ -
Advertising and promotion	1,321	-	-
Bank charges and interest	92	57	-
Foreign exchange loss/(gain)	(3)	(3)	-
Legal	23,768	20,874	1,755
Office Supplies	81	81	-
	35,027	22,277	1,755
MINERAL PROPERTY EXPLORATION EXPENSES (Note 6)			
Acquisition costs	2,300	-	-
Exploration costs	7,126	-	-
	9,426	-	-
NET LOSS FOR THE PERIOD	$ (44,453)	$ (22,277)	$ (1,755)
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		8,750,000	5,500,000

The accompanying notes are an integral part of these financial statements.

F-3

CANDEV RESOURCE EXPLORATION, INC.

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to January 31, 2007	(Unaudited) Three months ended January 31, 2007	(Unaudited) From inception January 9, 2006 to January 31, 2006
OPERATING ACTIVITIES			
Net loss for the period	$ (44,453)	$ (22,277)	$ (1,755)
Changes in non-cash working capital items			
Prepaid expenses and deposits	-	5,201	(5,245)
Accounts payable and accrued liabilities	5,210	(4,141)	-
Cash used by operating activities	(39,243)	(21,217)	(7,000)
INVESTING ACTIVITY	-	-	-
FINANCING ACTIVITIES			
Common stock issued for cash	123,500	-	5,500
Advances from shareholder	-	-	1,500
Cash provided by financing activities	123,500	-	7,000
CASH INCREASE/(DECREASE) FOR THE PERIOD	84,257	(21,217)	-
CASH, BEGINNING OF PERIOD	-	105,474	-
CASH, END OF PERIOD	$ 84,257	$ 84,257	$ -

SUPPLEMENTAL DISCLOSURE:			
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-4

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
AT JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) (Note 5) Common Shares Number of Shares	(Unaudited) Common Shares Amount	(Unaudited) Additional Paid In Capital	(Unaudited) Deficit Accumulated During Exploration Stage	(Unaudited) Total Stockholders' Equity
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period ended October 31, 2006	-	-	-	(22,176)	(22,176)
Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324
Net loss for the period ended January 31, 2007	-	-	-	(22,277)	(22,277)
Balance, January 31, 2007	8,750,000	$ 8,750	$ 114,750	$ (44,453)	$ 79,047

The accompanying notes are an integral part of these financial statements.

F-5

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

1.   ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Candev Resource Exploration, Inc. (the "Company") is a private company incorporated on January 9, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has elected a fiscal year-end of October 31.

2.   GOING CONCERN

The accompanying interim financial statements have been prepared assuming tat the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $22,277 for the three months ended January 31, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or an entire year.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

i)     Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing the mineral property in British Columbia, Canada.

ii)    Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

iii)   Mineral Property Exploration and Development

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

iv)   Loss Per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share.

v)    Provision for Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

v)    Provision for Taxes (continued)

assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

vi)   Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

vii)  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents and which, in the opinion of management, are subject to an insignificant risk of loss in value.

viii)  Derivative Instruments

At January 31, 2007, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ix)  Compensated Absences

The Company has no employees.  At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

x)   Foreign Currency Translations

The Company's functional currency is the U.S. dollar. The Company's reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

b)   revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

xi)   Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."  The carrying amounts of cash and cash equivalents, and accounts payable approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

xii)  Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R

"Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As at January 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

xiii)  Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended January 31, 2007, all operations took place in British Columbia, Canada.

xiv)  Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements."

As at January 31, 2007, the Company had no revenues to report.

xv)  Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company's interim consolidated financial position or results of operations.

5.   COMMON SHARES

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share.  Total gross proceeds from the share issuance amounts to $5,500.

On August 24, 2006, the Company issued 2,300,000 common shares valued at $0.01 per share.  Total gross proceeds from the share issuance amounts to $23,000.

On October 31, 2006, the Company issued 950,000 common shares valued at $0.10 per share.  Total gross proceeds from the share issuance amounts to $95,000.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

6.   MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006, the Company entered into an agreement to acquire a 100% interest in three mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia.  The costs are summarized as follows:

Acquisition costs	$2,300
Exploration costs	7,126
Balance, January 31, 2007	$9,426

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $89,353 (CDN$100,000) and issuing 10,000 common shares as follows:

(a)    $2,300 (CDN$2,500) paid within ten business days of signing the agreement (paid);

(b)    $2,232 (CDN$2,500) paid and 10,000 common shares issued within ten business days of the Company becoming free trading on the OTCBB;

(c)    $8,928 (CDN$10,000) paid on the first anniversary date of the agreement;

(d)    $13,392 (CDN$15,000) paid on the second anniversary date of the agreement;

(e)    $17,857 (CDN$20,000) paid on the third anniversary date of the agreement; and

(f)     $44,644 (CDN$50,000) paid on the fourth anniversary date of the agreement.

The Company may, at any time, purchase up to 1% of the Net Smelter Return royalty by paying the vendor the sum of $892,857 (CDN$1,000,000).

7.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At January 31, 2007 the Company had the following financial liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Accounts payable	$2,211	$2,612

 At January 31, 2007 US dollar amounts were converted at a rate of $1.18 Canadian dollars to $1.00 US dollar.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

8.    RELATED PARTY TRANSACTIONS

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share to the President of the Company.  Total gross proceeds from the share issuance amounts to $5,500.

9.    INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $44,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Loss before income taxes	$(44,000)

Income tax recovery at statutory rates	(7,064)
Unrecognized benefit of non-capital loss carry-forwards	7,064

$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A full valuation allowance has been provided for the Company's future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "- Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future agreements, the success of the Company's exploration activities, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Business

History and Organization

Candev Resource Exploration, Inc. (the "Company" or "Candev") was incorporated under the laws of the state of Nevada on January 9, 2006. We have not commenced business operations and we are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and the preparation and filing of a registration statement. In connection with the organization of our Company, the founding shareholders of our Company contributed an aggregate of US$5,500 cash in exchange for a total of 5,500,000 shares of common stock.

Property Option Agreement

The King claims consist of three mineral claims covering approximately 600 hectares (1,482 acres). The following table sets forth the details of the claim.

Tenure #	Area in Ha	Expiry Date
508287	159 (394 acres)	September 30, 2008
528276	443 (1,095 acres)	September 30, 2008
531518	17.72 (43.79 acres)	September 30, 2008

Under the Agreement, Carl von Einsiedel has a 2% Net Smelter Return ("NSR") royalty interest in the King claims, if and when Candev exercises its option to acquire a 100% interest in the King Property by making the required cash payments. The NSR means the gross value of ore, ore concentrates or bullion shipped from the King Property as shown on the smelter settlement sheets and any output or production tax levied with respect to production from the King Property.

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $892,857 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property and to maintain the King claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $89,353 (CDN$100,000) cash payments will be paid as follows:
(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,232 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board;
(c)	$8,928 (CDN$10,000) on the first anniversary date of the Agreement;
(d)	$13,392 (CDN$15,000) on the second anniversary date of the Agreement;
(e)	$17,857 (CDN$20,000) on the third anniversary date of the Agreement; and
(f)	$44,644 (CDN$50,000) on the fourth anniversary date of the Agreement.

Geology Report

In August 2006, Mr. Ian Foreman, P.Geo. was hired by Candev to provide an initial Geology Report on the King claims. Mr. Foreman has 8 years experience as a consulting geologist. He graduated from Queen's University in Ontario, Canada, with a Bachelor of Science degree in geology. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 23572). The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Recommended Exploration Program

Mr. Foreman recommended an initial two phase exploration program, Phase I consists of mapping and prospecting the property and is estimated to cost approximately $13,350 (CDN$15,000). Phase II will be conducted on the King Property and it will consist of a ground geophysical survey at an estimated cost of $17,800 (CDN$20,000). From the results of Phase I and Phase II and upon the recommendation of our geologist, we will follow up with a Phase III program consisting of a selective drilling program estimated to cost $267,000 (CDN$300,000). The extent of a Phase III program cannot be anticipated at this time.

Geological Exploration Program

Our mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the property.

We have not yet commenced exploration of the King claims and exploration is currently in the preliminary stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

We plan to conduct a Phase I and Phase II on the King Property in the next 12 months.

Phase I costing $13,350 (CDN$15,000) will consist of the following:

  property scale mapping

  prospecting (rock sampling sent to a geochemist for analysis of mineral content)

  sampling known mineralization

  creating a Global Position System database

Phase II costing $17,800 (CDN$20,000) will consist of the following:

  ground geophysics (taking readings at regular intervals along lines set out as part of a pre-determined grid) to look for different styles of mineralization follow-up sampling

  detailed mapping (documenting our exploration surveys of the property)

  data compilation

The extent of a Phase III program cannot be anticipated at this time.

Foremost Geological Consulting is a business operated by Mr. Ian Foreman. Mr. Foreman is a qualified geologist and we will engage him to conduct the mineral exploration program under industry standards. He will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

The sections below describing the property are excerpts from a geological report dated October 31, 2006 prepared by Mr. Ian Foreman, our consulting geologist.

Location and Access

The King claims are located in the Iskut River region in northwestern British Columbia in the Liard Mining Division. The King Project is located within the eastern boundary of the Coast Range Mountains approximately 275 kilometres (170 miles) northwest of Smithers, British Columbia.

The King claims are located at NTS 104-B/14E and 104-B15/W, see Location Map below. The area is accessed by using fixed wing aircraft from Smithers to the Bronson Creek airstrip located on the southern side of the Iskut River. Daily travel to the property is via helicopter only. Alternate access to the Bronson Creek airstrip, by fixed wing aircraft is possible via Terrace, Stewart or Wrangell. Personnel and material delivered via the Stewart-Cassiar Highway to Bob Quinn Lake can be transported via helicopter to the property.

Claim Status

The King claims consist of three mineral claim covering 600 hectares (1,482 acres). Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The recorded owner is Carl von Einsiedel. Upon exercise of the option under the Property Option Agreement, Mr. von Einsiedel will transfer the King claims to Candev.

Physiography

The King Project is situated in a mountainous, heavily glaciated region to the west of the head of the Verrett River. Relief ranges from 500 meters (0.31 miles) above sea level to approximately 1800 meters (1.12 miles) along the northern boundary. The Forrest Kerr Icefield lies immediately to the northwest of the area.

The tree line is at approximately 1200 (0.75 miles) meters above sea level. Below this elevation the vegetation is dense and predominantly made up of coniferous trees with an undergrowth of devil's club. Steep side creeks provide the best access and geologic control in this area. Snow cover is a limiting factor on the field season. The period of least snow cover occurs between July and mid-September but this will not interfere with our plan to start Phase I in May of 2007.

History and Previous Work

The Iskut River area has been actively explored since Hudson's Bay Mining and Smelting located the Pick Axe showing and high grade gold, silver, lead and zinc geological formations on the upper slopes of nearby Johnny Mountain in 1954. During the 1960's several claims were staked on Johnny Mountain and Sulphurets Creek. Airborne geophysical surveys were carried out on a reconnaissance basis by several major mining companies. A promising geological formation was located at the head of Bronson Creek in 1969 by Skyline Exploration Ltd.

During the period 1980-1986, Skyline completed a follow-up exploration program on the Stonehouse Gold Zone. This revealed the presence of high grade gold mineralization with significant values in silver and copper.

In response to this an extensive and ongoing underground development and diamond drill program was undertaken in 1987.

DuPont of Canada Explorations Ltd. staked the McLymont property, located approximately two kilometers to the northeast, on the basis of a regional stream sediment survey in 1980. A number of geophysical and geochemical targets plus gold-silver bearing quartz veins were discovered.

Between 1962 and 1972 Newmont Mining Corporation of Canada Ltd. investigated several copper-bearing skarn zones northwest of Newmont Lake. A limited follow-up silt sampling program encountered some anomalous gold values but subsequently no further work was done.

During July and August 1987, Ticker Tape Resources ran phase one of a two phase exploration program. Phase 1 included prospecting, geological mapping and geochemical sampling.

In October 1987 Ticker Tape Resources, undertook phase 2 portion of the exploration program included 4.1 km of ground geophysical surveying completed over the North silver-lead-zinc zone that identified a subsequent diamond drilling program.

This is a historical summary of exploration work done on the King claims or areas around the claim. There is no assurance that a commercially viable ore deposit (if any) exists on the King Property until further exploration work and comprehensive evaluation based upon unit cost, grade, recoveries and other factors including economic feasibility.

Property Geology

The King Project lies within the western most part of the Intermontane Tectonic Belt, close to its boundary with the Coastal Crystalline Tectonic Belt. As a result of the proximity of this area, geologic relationships tend to be quite complex.

Discussion in Geological Report

It is key to understand that there has been no exploration in the immediate area of the King Project since the Ticker Tape Resources exploration program in 1987. Since 1987 there have been many significant discoveries in the Iskut area. Also in this time the Snip gold mine on the Bronson Slope and the Eskay Creek gold mine have been put into production. In fact, the Snip mine opened and shut down in the 19 years since the last exploration program.

In the preceding 19 years there is a good probability that the glacier that occupies the upper portions of the property has retreated a significant amount. This would then create a whole new set of areas that have never been seen before. These areas may even have zones of mineralization that are freshly exposed.

In reviewing the available public data it became apparent that there was a discrepancy as to the location of the showings in the immediate area of the King Project. There are three showings - Bach, King, and North - on, or near, the King Project. However, the King and North showings are miss-plotted on the government maps (http://www.mapplace.ca/) as they are plotted immediately east of the King Project. These two showing are actually located within the current King Project and are the subject of the recommended field programs. The geologist believes that the King and North showings are located within the King Project.

Another key aspect of the large length of time since the last exploration program is the advent of Global Positioning System technology. As the exploration season is relatively short, there is a premium on the organization and implementation of any future exploration program. A premium should be put on identifying the King and North showings and determining their exact location as previous assessment reports plot the two showings within the King Project and the Government of British Columbia maps shows immediately to the east of the claims. It is the author's opinion that the showings are within the King Project. However, this is only ascertained from current literature as the geologist has not visited the field area.

The geologist has concluded that there is potential in the King Project and further work is warranted.

Recommendations

The geologist in his report has recommended that a three phase exploration program be undertaken on the King Project.

It is recommended that phase one consist of an intense program of mapping and prospecting throughout the property and there is reason to believe that there is potential for the occurrence of other analogous mineralization situations. In addition all previous areas of known mineralization should be re-sampled and all locations should be located using Global Positioning System technology.

A work program of this magnitude will cost in the range of $13,350 (CDN$15,000) as it would involve a substantial amount of helicopter time

It is recommended that phase two consist of a ground geophysical survey that should be extended across adjacent parts of the property to delineate additional diamond drill targets. In addition, during this phase follow-up sampling should be performed.

Due to the shortness of the fieldwork season, it is hoped that Phase II could be accomplished in succession with Phase I. As proposed, Phase II would cost $17,800 (CDN$20,000). Both Phase I and II would require two weeks. We anticipate that the Phase I and II will be conducted between May and June of 2007 and Phase III, if warranted, will be conducted in the beginning of May of 2008.

It is recommended that phase three should involve a selective drilling program to be carried out on the remaining, already defined, mineralized zones. As only one drill site was drilled in 1987 due to adverse weather conditions, there remain well defined drill targets that were defined during that last program that have yet to be drilled. The presence of a well mineralized assemblage of up to 26.0 metres (85 feet) thick and mineralized fault zones at depth imply that further exploration work is warranted. This would determine the geometry and enhance the grade characteristics of the mineralized zone. A special effort should be made to delineate the extent of the South Zone and to determine its relationship to the North Zone.

At this time it is difficult to assess a proposed budget for a drill program for the King Project as the logistics of working in this remote area remains mostly unknown. It is thought that an all-in cost of $178 (CDN$200)/metre is an appropriate cost for a drilling program; therefore a 1,500 metre (4,921 feet) program would cost approximately CDN$300,000.

Geological and Technical Staff

Foremost Geological Consulting has subcontracted Ram Explorations Ltd. to assist with the exploration programs. At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience. Presently, there are no other agreements or understandings to hire such geologists or engineers.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral resources. We are a very small exploration company compared to many of our competitors. Although we will be competing with other exploration companies, there is no competition for the exploration of minerals on our mineral claim. We intend to explore and hope to find sufficient mineralization to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claim as a valuable and significant acquisition.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages. However, due to the seasonal winter conditions of the area, we can only access the property between May and September of each year.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*  locating claims
*  posting claims
*  working claims
*  reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit our plan for review. We believe that the plan will be accepted and an exploration permit will be issued to us or our agent. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs. There is a charge of approximately $1,335 (CDN$1,500) in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phase I and Phase II because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase I or Phase II exploration programs on our King claims.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potential-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo. Phase I and Phase II of the recommended program will cost approximately $31,150 (CDN$35,000). On January 31, 2007 we had cash on hand of $84,257 and working capital of $79,047. Accordingly, we are not able to proceed with Phase III even if recommended by our geologist. We will need additional funding of at least $267,000 (CDN$300,000) to commence a Phase III program.

We expect that the Phase I and Phase II field work of our initial exploration program will commence in May of 2007. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the King claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in May of 2008 after reviewing the results of Phase I and II. The cost and scope of Phase I and II of the exploration program is estimated at $31,150 (CDN$35,000). We presently have sufficient funds to carry out Phase I and Phase II of our exploration program. However, we may not have the funds to conduct Phase II after we have completed Phase I, and we are not reserving any of our cash for Phase III.

During this exploration stage, Mr. McLeary, our president, will only be devoting approximately 8-10 hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. McLeary, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business, up to 30-40 hours. However, he may not be able to devote sufficient time to the management of our business, as and when needed. Mr. McLeary is also the sole director and officer of Med-Tech Solutions, Inc., and he may not be able to devote the necessary time to the affairs of our business because of competing demands from Med-Tech.

In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. We will not be using our effective registration statement in any subsequent unregistered offering and we will comply with applicable integration rules as set forth in Rule 502(a) of Regulation D. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

(1)  $31,150 (CDN$35,000) in connection with the completion of Phase I and Phase II of our recommended geological work program; and

(2)  $10,000 for operating expenses and $32,322 for payment of offering expenses related to this Registration Statement.

We had cash in the amount of $84,257 as of January 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, after the 12 months has passed, we will need to obtain additional financing for any significant new operational or exploratory expenses.

Results of Operations for the Three Month Period Ended January 31, 2007

We did not earn any revenues from inception on January 9, 2006 to January 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred losses and operating expenses in the amount of $22,277 for the three month period ended January 31, 2007. The operating expenses consisted of $20,874 in legal expenses.

Liquidity and Capital Resources

We had cash of $84,257 as of January 31, 2007. We had working capital of $79,047 as of January 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Risk Factors

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount, type and tenure of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of January 31, 2007, we incurred total expenses of $44,453.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, all our cash has been raised from the issuance of securities.

If we do not obtain additional financing, our business will fail because we cannot fund our planned exploration program.

In order for us to perform any further exploration under our Phase III exploration program, we will need to obtain additional financing. As of January 31, 2007, we had cash in the amount of $84,257. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying programme of our mineral claims. We have sufficient funds to carry out Phase I and Phase II of our exploration program. However, we may not have the funds to conduct Phase III after we have completed Phases I and II, and we are not reserving any of our cash for Phase III. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because our sole executive officer and director does not have formal training specific to the mining industry, there is a higher risk our business will fail.

Mr. Mark McLeary, our sole executive officer and director, does not have any formal training as a geologist, or in the technical aspects of management of a company specializing in mining and exploration for base and precious metals. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Although Mr. McLeary has some significant business experience, his decisions and choices may not take into account standard exploration or mining approaches commonly used in the industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Mark McLeary, our sole executive officer and director, is also a principal of McLeary Capital Management, Inc., a company specializing in the provision of retirement, tax and estate planning advice to individuals and corporations in British Columbia. Because we are in the early stages of our business, Mr. McLeary devotes approximately 8-10 hours per week to our affairs. If the demands of our business require the full business time of Mr. McLeary, he is prepared to adjust his timetable to devote up to 30-40 hours a week. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McLeary's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McLeary's time may lead to a divergence between his interests and the interests of other shareholders. Mr. McLeary also is currently the sole director and officer of Med-Tech Solutions, Inc., a development stage company focused on the marketing and distribution of a medical pessary device designed for women. Mr. McLeary devotes approximately 8-10 hours per week to the affairs of Med-Tech. Med-Tech has represented in its Form 10-KSB filed on February 13, 2007 that if the demands of Med-Tech's business requires the full business time of Mr. McLeary, Mr. McLeary is prepared to adjust his timetable to devote up to 40-50 hours a week. If Mr. McLeary substantially increases his time devoted to the business affairs of Med-Tech, he will not be able to devote sufficient time to the management of our business. As a result, our business development may be delayed and our operations may not receive the full attention of Mr. McLeary because of competing demands from Med-Tech.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Mark McLeary, our sole executive officer and director. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. We believe that the loss of Mr. McLeary's business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We have no known mineral resources and if we cannot find any mineral resources we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will lose your investment.

Our sole asset is a Property Option Agreement and if we fail to make the required payments on a timely basis, we will lose the right to acquire a 100% interest in and to the King Project.

Under the Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $89,353 (CDN$100,000) in cash over a four year period to Mr. Carl von Einsiedel. The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement. If the Agreement is terminated, we will lose all rights to the

King Property, including any payments previously made to Mr. von Einsiedel. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

Title to the King claims is registered in the name of Mr. Carl von Einsiedel and he may transfer title to third parties without our knowledge.

The Property Option Agreement only gives us a right to acquire the King claims by fulfilling our obligations under the contract. We cannot absolutely prevent Mr. Carl von Einsiedel from transferring the King Property to third parties without our knowledge. A third party has no way of knowing that we have rights to the King Property since ownership is registered in the name of Mr. von Einsiedel at the Minerals Title Office of British Columbia. If the King Property is transferred to third parties we may have to litigate in order to determine our ownership rights. There is no way of knowing if Mr. von Einsiedel will or has transferred the property to third parties. Our only protection is our contractual rights under the Agreement.

As we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

As the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia's title to the property, our business plan may fail.

We are unaware of any outstanding native land claims on the King claims. However, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

Because we have nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") has recently adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to the registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required in a registration statement on Form 10 or Form 10-SB, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-QSB and Form 10-KSB indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

Because our sole executive officer and director, Mr. Mark McLeary, controls approximately 63% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McLeary are inconsistent with the best interests of other stockholders.

Mr. Mark McLeary, our sole executive officer and director, controls approximately 63% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as that of other shareholders. Since Mr. McLeary is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Candev with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Candev which may be disadvantageous to minority shareholders.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

The selling shareholders are offering 3,800,000 shares of our common stock through an effective registration statement. Our common stock is presently not traded or quoted on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is quoted will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by our previously filed effective registration statement represent approximately 43% of the common shares outstanding.

Because there is no public trading market for our common stock, you may not be able to resell your shares.

Our Company plans to have its shares quoted on the NASD's OTC Bulletin Board. There are no assurances that we will be successful in listing our shares. There is currently no public trading market for our common stock. Therefore there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

Item 3. Controls and Procedures

a)         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

b)         CHANGES IN INTERNAL CONTROLS.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.
Date: March 16, 2007	By: /s/ Mark McLeary Mark McLeary, Chief Executive Officer, Chief Financial Officer, Treasurer, President and Chairman of the Board of Directors