Form 10QSB
period 2007-04-30
Candev Resource Exploration, Inc.
filed 2007-06-19
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0515290 (I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
                              Tel: (604) 688-7526
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ❑

Total revenues for quarter ended April 30, 2007 were $0.

As of June 14, 2007 the Company had 8,750,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets

Interim Statements of Operations

Interim Cash Flow Statements

Interim Statement of Stockholders' Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM BALANCE SHEETS
AT APRIL 30, 2007 WITH AUDITED FIGURES AT OCTOBER 31, 2006

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) April 30, 2007	(Audited) October 31, 2006
ASSETS		
CURRENT ASSETS		
Cash	$ 66,834	$ 105,474
Prepaid expenses and deposits	12,745	5,201
Total Assets	$ 79,579	$ 110,675
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 6,526	$ 9,351
Total Liabilities	6,526	9,351
STOCKHOLDERS' EQUITY		
Authorized:		
100,000,000 preferred shares, par value $0.001 per share		
100,000,000 common shares, par value $0.001 per share		
Issued and outstanding:		
8,750,000 (8,750,000 - 31Oct 06) common shares issued and outstanding (Note 4)	8,750	8,750
Additional paid in capital	114,750	114,750
Deficit - Accumulated during exploration stage	(50,447)	(22,176)
Total Stockholders' Equity	73,053	101,324
Total Liabilities and Stockholders' Equity	$ 79,579	$ 110,675

Going concern (Note 2)
Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to April 30, 2007	(Unaudited) 3 months ended April 30, 2007	(Unaudited) 3 months ended April 30, 2006	(Unaudited) 6 months ended April 30, 2007	(Unaudited) From inception January 9, 2006 to April 30, 2006
GENERAL AND ADMINISTRATIVE EXPENSES					
Accounting and auditing	$ 12,423	$ 2,655	$ -	$ 3,923	$ -
Advertising and promotion	1,321	-	-	-	-
Bank charges and interest	116	24	-	81	-
Dues, licenses, and subscriptions	134	134	-	134	-
Foreign exchange loss	215	218	-	215	-
Legal	25,681	1,913	44	22,787	1,799
Office supplies	81	-	-	81	-
Transfer agent	1,050	1,050	-	1,050	-
	41,021	5,994	44	28,271	1,799
MINERAL PROPERTY EXPLORATION EXPENSES (Note 5)					
Acquisition costs	2,300	-	-	-	-
Exploration costs	7,126	-	-	-	-
	9,426	-	-	-	-
LOSS FOR THE PERIOD	$ (50,447)	$ (5,994)	$ (44)	$ (28,271)	$ (1,799)
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		8,750,000	5,500,000	8,750,000	5,500,000

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to April 30, 2007	(Unaudited) 3 months ended April 30, 2007	(Unaudited) 3 months ended April 30, 2006	(Unaudited) 6 months ended April 30, 2007	(Unaudited) From inception January 9, 2006 to April 30, 2006
OPERATING ACTIVITIES					
Net loss for the period	$ (50,447)	$ (5,994)	$ (44)	$ (28,271)	$ (1,799)
Changes in non-cash working capital items					
Prepaid expenses and deposits	(12,745)	(12,745)	44	(7,544)	(5,201)
Accounts payable and accrued liabilities	6,526	1,316	-	(2,825)	-
Cash used by operating activities	(56,666)	(17,423)	-	(38,640)	(7,000)
INVESTING ACTIVITY	-	-	-	-	-
FINANCING ACTIVITIES					
Common stock issued for cash	123,500	-	-	-	5,500
Advances from shareholder	-	-	-	-	1,500
Cash provided by financing activities	123,500	-	-	-	7,000
CASH INCREASE/(DECREASE) FOR THE PERIOD	66,834	(17,423)	-	(38,640)	-
CASH, BEGINNING OF PERIOD	-	84,257	-	105,474	-
CASH, END OF PERIOD	$ 66,834	$ 66,834	$ -	$ 66,834	$ -

SUPPLEMENTAL DISCLOSURE:					
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
AT APRIL 30, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Note 4) Common Shares			Deficit Accumulated During Exploration Stage	
	Number of Shares	Amount	Additional Paid In Capital		Total Stockholders' Equity
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period ended October 31, 2006	-	-	-	(22,176)	(22,176)
Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324
Net loss for the period ended April 30, 2007	-	-	-	(28,271)	(28,271)
Balance, April 30, 2007	8,750,000	$ 8,750	$ 114,750	$ (50,447)	$ 73,053

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2007

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

2.   GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying interim financial statements, the Company incurred a net loss of $28,271 for the six months ended April 30, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

 4.   COMMON SHARES

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

5.   MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006, the Company entered into an agreement to acquire a 100% interest in three mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia.  The costs are summarized as follows:

Acquisition costs	$2,300
Exploration costs	7,126
Balance, April 30, 2007	$9,426

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $90,400 (CDN$100,000) and issue 10,000 common shares as follows:

 (a)    $2,300 (CDN$2,500) paid within ten business days of signing the agreement (paid);

 (b)    $2,259 (CDN$2,500) paid and 10,000 common shares issued within ten business days of the Company becoming free trading on the OTCBB;

 (c)    $9,036 (CDN$10,000) paid on the first anniversary date of the agreement;

 (d)    $13,554 (CDN$15,000) paid on the second anniversary date of the agreement;

 (e)    $18,072 (CDN$20,000) paid on the third anniversary date of the agreement; and

 (f)     $45,179 (CDN$50,000) paid on the fourth anniversary date of the agreement.

 The Company may, at any time, purchase up to 1% of the Net Smelter Return royalty by paying the vendor the sum of $903,587 (CDN$1,000,000).

6.   FINANCIAL INSTRUMENTS

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

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

6.   FINANCIAL INSTRUMENTS (continued)

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At April 30, 2007 the Company had the following financial liabilities in Canadian dollars:

	USD equivalent	Canadian Dollars
Accounts payable	$4,126	$4,567

 At April 30, 2007 US dollar amounts were converted at a rate of $1.1067 Canadian dollars to $1.00 US dollar.

7.   RELATED PARTY TRANSACTIONS

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

To the extent that statements in the quarterly report are not strictly historical, including statements as to business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future agreements, the success of the Company's exploration activities, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $903,587 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property and to maintain the King claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $90,400 (CDN$100,000) cash payments will be paid as follows:
(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,259 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board;
(c)	$9,036 (CDN$10,000) on the first anniversary date of the Agreement;
(d)	$13,554 (CDN$15,000) on the second anniversary date of the Agreement;
(e)	$18,072 (CDN$20,000) on the third anniversary date of the Agreement; and
(f)	$45,179 (CDN$50,000) on the fourth anniversary date of the Agreement.

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

Recommended Exploration Program

Mr. Foreman recommended an initial two phase exploration program. Phase I consists of mapping and prospecting the property and is estimated to cost approximately $13,350 (CDN$15,000). Phase II will be conducted on the King Property and it will consist of a ground geophysical survey at an estimated cost of $17,800 (CDN$20,000). From the results of Phase I and Phase II and upon the recommendation of our geologist, we will follow up with a Phase III program consisting of a selective drilling program estimated to cost $267,000 (CDN$300,000). The extent of a Phase III program cannot be anticipated at this time.

Geological Exploration Program

Our mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property.

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

Claim Status

The King claims consist of three mineral claims covering 600 hectares (1,482 acres). Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The recorded owner is Carl von Einsiedel. Upon exercise of the option under the Property Option Agreement, Mr. von Einsiedel will transfer the King claims to Candev.

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

In October 1987 Ticker Tape Resources, undertook phase 2 portion of the exploration program including 4.1 km of ground geophysical surveying completed over the North silver-lead-zinc zone that identified a subsequent diamond drilling program.

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

Due to the shortness of the fieldwork season, it is hoped that Phase II be accomplished in succession with Phase I. As proposed, Phase II would cost $17,800 (CDN$20,000). Both Phase I and II would require two weeks. We anticipate that Phase I and II will be conducted in July of 2007 and Phase III, if warranted, will be conducted in the beginning of May of 2008.

It is recommended that Phase III should involve a selective drilling program to be carried out on the remaining, already defined, mineralized zones. As only one drill site was drilled in 1987 due to adverse weather conditions, there remain well-defined drill targets that were defined during that last program that have yet to be drilled. The presence of a well mineralized assemblage of up to 26.0 metres (85 feet) thick and mineralized fault zones at depth imply that further exploration work is warranted. This would determine the geometry and enhance the grade characteristics of the mineralized zone. A special effort should be made to delineate the extent of the South Zone and to determine its relationship to the North Zone.

At this time it is difficult to assess a proposed budget for a drill program for the King Project as the logistics of working in this remote area remain mostly unknown. It is thought that an all-in cost of $178 (CDN$200)/metre is an appropriate cost for a drilling program; therefore a 1,500 metre (4,921 feet) program would cost approximately CDN$300,000.

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

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potential-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo. Phase I and Phase II of the recommended program will cost approximately $31,150 (CDN$35,000). On April 30, 2007 we had cash on hand of $66,834 and working capital of $73,053. Accordingly, we are not able to proceed with Phase III even if recommended by our geologist. We will need additional funding of at least $267,000 (CDN$300,000) to commence a Phase III program.

We expect that the Phase I and Phase II field work of our initial exploration program will commence in July of 2007. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the King claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

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

During this exploration stage, Mr. McLeary, our president, will only be devoting approximately 8-10 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. McLeary, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business, up to 30-40 hours per week. However, he may not be able to devote sufficient time to the management of our business, as and when needed. Mr. McLeary is also the sole director and officer of Med-Tech Solutions, Inc., and he may not be able to devote the necessary time to the affairs of our business because of competing demands from Med-Tech.

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

We had cash in the amount of $66,834 as of April 30, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, after the 12 months have passed, we will need to obtain additional financing for any significant new operational or exploratory expenses.

Results of Operations for the Three Month Period Ended April 30, 2007

We did not earn any revenues from inception on January 9, 2006 to April 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred losses and operating expenses in the amount of $5,994 for the three month period ended April 30, 2007.

Liquidity and Capital Resources

We had cash of $66,834 as of April 30, 2007. We had working capital of $73,053 as of April 30, 2007.

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

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of April 30, 2007, we incurred total expenses of $50,447.

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

In order for us to perform any further exploration under our Phase III exploration program, we will need to obtain additional financing. As of April 30, 2007, we had cash in the amount of$66,834. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying programme of our mineral claims. We have sufficient funds to carry out Phase I and Phase II of our exploration program. However, we may not have the funds to conduct Phase III after we have completed Phases I and II, and we are not reserving any of our cash for Phase III. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Under the Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $90,400 (CDN$100,000) in cash over a four year period to Mr. Carl von Einsiedel. The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement. If the Agreement is terminated, we will lose all rights to the King Property, including any payments previously made to Mr. von Einsiedel. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

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

Our Company plans to have its shares quoted on the NASD's OTC Bulletin Board. An application has been submitted to the NASD by our market maker. There are no assurances that we will be successful in listing our shares. There is currently no public trading market for our common stock. Therefore there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

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

CANDEV RESOURCE EXPLORATION, INC.
Date: June 18, 2007	By: /s/ Mark McLeary Mark McLeary, Chief Executive Officer, Chief Financial Officer, Treasurer, President and Chairman of the Board of Directors