Form 10QSB
period 2007-07-31
Candev Resource Exploration, Inc.
filed 2007-09-19
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2007
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0515290 (I.R.S. Employer Identification No.)

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

Total revenues for quarter ended July 31, 2007 were $0.

As of September 14, 2007 the Company had 8,760,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets

Interim Statements of Operations

Interim Cash Flow Statements

Interim Statement of Stockholders' Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM BALANCE SHEET
AT JULY 31, 2007 WITH AUDITED FIGURES AT OCTOBER 31, 2006

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) July 31, 2007	(Audited) October 31, 2006
ASSETS		
CURRENT ASSETS		
Cash	$ 62,439	$ 105,474
Prepaid expenses and deposits	-	5,201
Total Assets	$ 62,439	$ 110,675
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 9,218	$ 9,351
Total Liabilities	9,218	9,351
STOCKHOLDERS' EQUITY		
Authorized:		
100,000,000 preferred shares, par value $0.001 per share		
100,000,000 common shares, par value $0.001 per share		
Issued and outstanding:		
8,750,000 (8,750,000 - 31 Oct 06) common shares issued and outstanding (Note 4)	8,750	8,750
Additional paid in capital	114,750	114,750
Deficit - Accumulated during exploration stage	(70,279)	(22,176)
Total Stockholders' Equity	53,221	101,324
Total Liabilities and Stockholders' Equity	$ 62,439	$ 110,675

Going concern (Note 2)
Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JULY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to July 31, 2007	(Unaudited) 3 months ended July 31, 2007	(Unaudited) 3 months ended July 31, 2006	(Unaudited) 9 months ended July 31, 2007	(Unaudited) From inception January 9, 2006 to July 31, 2006
GENERAL AND ADMINISTRATIVE EXPENSES					
Accounting and auditing	$ 15,423	$ 3,000	$ -	$ 6,923	$ -
Advertising and promotion	1,858	537	-	537	-
Bank charges and interest	137	21	-	103	-
Donations	500	500		500	
Dues, licenses, and subscriptions	134	-	-	134	-
Foreign exchange loss	1,879	1,664	-	1,879	-
Legal	38,739	13,058	-	35,845	1,799
Office supplies	81	-	-	81	-
Transfer agent	2,102	1,052	-	2,101	-
	60,853	19,832	-	48,103	1,799
MINERAL PROPERTY EXPLORATION EXPENSES (Note 5)					
Acquisition costs	2,300	-	-	-	-
Exploration costs	7,126	-	-	-	-
	9,426	-	-	-	-
LOSS FOR THE PERIOD	$ (70,279)	$ (19,832)	$ -	$ (48,103)	$ (1,799)
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ -	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		8,750,000	5,500,000	8,750,000	5,500,000

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM CASH FLOW STATEMENT
FOR THE NINE MONTHS ENDED JULY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to July 31, 2007	(Unaudited) 3 months ended July 31, 2007	(Unaudited) 3 months ended July 31, 2006	(Unaudited) 9 months ended July 31, 2007	(Unaudited) From inception January 9, 2006 to July 31, 2006
OPERATING ACTIVITIES					
Net loss for the period	$ (70,279)	$ (19,832)	$ -	$ (48,103)	$ (1,799)
Changes in non-cash working capital items					
Prepaid expenses and deposits	-	12,745	-	5,201	(5,201)
Accounts payable and accrued liabilities	9,218	2,692	-	(133)	-
Cash used by operating activities	(61,061)	(4,395)	-	(43,035)	(7,000)
INVESTING ACTIVITY	-	-	-	-	-
FINANCING ACTIVITIES					
Common stock issued for cash	123,500	-	-	-	5,500
Advances from shareholder	-	-	-	-	1,500
Cash provided by financing activities	123,500	-	-	-	7,000
CASH INCREASE/(DECREASE) FOR THE PERIOD	62,439	(4,395)	-	(43,035)	-
CASH, BEGINNING OF PERIOD	-	66,834	-	105,474	-
CASH, END OF PERIOD	$ 62,439	$ 62,439	$ -	$ 62,439	$ -

SUPPLEMENTAL DISCLOSURE:					
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
AT JULY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited) (Note 4) Common Shares Number of Shares	(Unaudited) (Note 4) Common Shares Amount	(Unaudited) Additional Paid In Capital	(Unaudited) Deficit Accumulated During Exploration Stage	(Unaudited) Total Stockholders' Equity
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period ended October 31, 2006	-	-	-	(22,176)	(22,176)
Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324
Net loss for the period ended July 31, 2007	-	-	-	(48,103)	(48,103)
Balance, July 31, 2007	8,750,000	$ 8,750	$ 114,750	$ (70,279)	$ 53,221

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2007

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

2.       GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a net loss of $48,103 for the nine months ended July 31, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

3.       BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2007

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

5.       MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006, the Company entered into an agreement to acquire a 100% interest in three mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia. The costs are summarized as follows:
Acquisition costs	$2,300
Exploration costs	7,126
Balance, July 31, 2007	$9,426

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $93,788 (CDN$100,000) and issue 10,000 common shares as follows:

(a)    $2,300 (CDN$2,500) paid within ten business days of signing the agreement (paid);

(b)    $2,345 (CDN$2,500) paid and 10,000 common shares issued within ten business days of the Company becoming free trading on the OTCBB;

(c)    $9,384 (CDN$10,000) paid on the first anniversary date of the agreement;

(d)    $14,075 (CDN$15,000) paid on the second anniversary date of the agreement;

(e)    $18,767 (CDN$20,000) paid on the third anniversary date of the agreement; and

(f)     $46,917 (CDN$50,000) paid on the fourth anniversary date of the agreement.

The Company may, at any time, purchase up to 1% of the Net Smelter Return royalty by paying the vendor the sum of $938,350 (CDN$1,000,000).

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

FOR THE NINE MONTHS ENDED JULY 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

6.        FINANCIAL INSTRUMENTS (continued)

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At July 31, 2007 the Company had the following financial liabilities in Canadian dollars:

	USD equivalent	Canadian Dollars
Accounts payable	$6,103	$6,504

At July 31, 2007 US dollar amounts were converted at a rate of $1.0657 Canadian dollars to $1.00 US dollar.

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

Business

History and Organization

Candev Resource Exploration, Inc. (the "Company" or "Candev") was incorporated under the laws of the state of Nevada on January 9, 2006. We have not commenced business operations and we are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and the preparation and filing of a registration statement. In connection with the organization of our Company, the founding shareholders of our Company contributed an aggregate of US$5,500 cash in exchange for a total of 5,500,000 shares of common stock. The Company is quoted for trading on the OTC Bulletin Board under the stock symbol "CVRX".

Property Option Agreement

The King claims consist of three mineral claims covering approximately 600 hectares (1,482 acres). The following table sets forth the details of the claim.

Tenure #	Area in Ha	Expiry Date
508287	159 (394 acres)	September 30, 2008
528276	443 (1,095 acres)	September 30, 2008

Tenure #	Area in Ha	Expiry Date
531518	17.72 (43.79 acres)	September 30, 2008

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

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $938,350 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property and to maintain the King claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $93,788 (CDN$100,000) cash payments will be paid as follows:
(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,345 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board (paid);
(c)	$9,384 (CDN$10,000) (paid) on the first anniversary date of the Agreement;
(d)	$14,075 (CDN$15,000) on the second anniversary date of the Agreement;
(e)	$18,767 (CDN$20,000) on the third anniversary date of the Agreement; and
(f)	$46,917 (CDN$50,000) on the fourth anniversary date of the Agreement.

As required under the Property Option Agreement, the Company issued 10,000 shares to Mr. von Einsiedel on September 7, 2007.

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

Recommended Exploration Program

Mr. Foreman recommended an initial two phase exploration program. Phase I consists of mapping and prospecting the property and is estimated to cost approximately $14,075 (CDN$15,000). Phase II will be conducted on the King Property and it will consist of a ground geophysical survey at an estimated cost of $18,767 (CDN$20,000). From the results of Phase I and Phase II and upon the recommendation of our geologist, we will follow up with a Phase III program consisting of a selective drilling program estimated to cost $281,505 (CDN$300,000). The extent of a Phase III program cannot be anticipated at this time.

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

Phase I costing $14,075 (CDN$15,000) will consist of the following:

  property scale mapping
  prospecting (rock sampling sent to a geochemist for analysis of mineral content)
  sampling known mineralization
  creating a Global Position System database

Phase II costing $18,767 (CDN$20,000) will consist of the following:

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

The King claims are located at NTS 104-B/14E and 104-B15/W. The area is accessed by using fixed wing aircraft from Smithers to the Bronson Creek airstrip located on the southern side of the Iskut River. Daily travel to the property is via helicopter only. Alternate access to the Bronson Creek airstrip, by fixed wing aircraft is possible via Terrace, Stewart or Wrangell. Personnel and material delivered via the Stewart-Cassiar Highway to Bob Quinn Lake can be transported via helicopter to the property.

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

The tree line is at approximately 1200 (0.75 miles) meters above sea level. Below this elevation the vegetation is dense and predominantly made up of coniferous trees with an undergrowth of devil's club. Steep side creeks provide the best access and geologic control in this area. Snow cover is a limiting factor on the field season. The period of least snow cover occurs between July and mid-September.

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

Another key aspect of the large length of time since the last exploration program is the advent of Global Positioning System technology. As the exploration season is relatively short, there is a premium on the organization and implementation of any future exploration program. A premium should be put on identifying the King and North showings and determining their exact location as previous assessment reports plot the two showings within the King Project and the Government of British Columbia maps shows immediately to the east of the claims. It is the author's opinion that the showings are within the King Project. However, this is only ascertained from current literature, as the geologist has not visited the field area.

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

A work program of this magnitude will cost in the range of $14,075 (CDN$15,000) as it would involve a substantial amount of helicopter time

It is recommended that phase two consist of a ground geophysical survey that should be extended across adjacent parts of the property to delineate additional diamond drill targets. In addition, during this phase follow-up sampling should be performed.

Due to the shortness of the fieldwork season, it is hoped that Phase II be accomplished in succession with Phase I. As proposed, Phase II would cost $18,767 (CDN$20,000). Both Phase I and II would require two weeks. We commenced Phase I exploration in mid-August. The delay was due to weather conditions. Sampling was conducted on a minor part of the property not covered in snow and the results were sent to the laboratory for analysis. In mid-September, we will conduct additional work and sampling on the primary targets of the property. The sampling will be forwarded to the laboratory. As of the date hereof, no results have been received from the laboratory. Phase III, if warranted, will be conducted in the beginning of May of 2008, subject to weather conditions.

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

At this time it is difficult to assess a proposed budget for a drill program for the King Project as the logistics of working in this remote area remain mostly unknown. It is thought that an all-in cost of $188 (CDN$200)/metre is an appropriate cost for a drilling program; therefore a 1,500 metre (4,921 feet) program would cost approximately $281,505 (CDN$300,000).

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

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs. There is a charge of approximately $1,407 (CDN$1,500) in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

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

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo. Phase I and Phase II of the recommended program will cost approximately $32,842 (CDN$35,000). On July 31, 2007 we had cash on hand of $62,439 and working capital of $53,221. Accordingly, we are not able to proceed with Phase III even if recommended by our geologist. We will need additional funding of at least $281,505 (CDN$300,000) to commence a Phase III program.

We commenced Phase I exploration in mid-August. The delay was due to weather conditions. Sampling was conducted on a minor part of the property not covered in snow and the results were sent to the laboratory for analysis. In mid-September, we will conduct additional work and sampling on the primary targets of the property. The sampling will be forwarded to the laboratory. As of the date hereof, no results have been received from the laboratory. Once we receive the results of our initial exploration program, our director, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the King claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in May of 2008 after reviewing the results of Phase I and II. The cost and scope of Phase I and II of the exploration program is estimated at $32,842 (CDN$35,000). We presently have sufficient funds to carry out Phase I and Phase II of our exploration program. However, we may not have the funds to conduct Phase II after we have completed Phase I, and we are not reserving any of our cash for Phase III.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1) $32,842 (CDN$35,000) in connection with the completion of Phase I and Phase II of our recommended geological work program; and

(2) $5,000 for operating expenses and $14,075 for the second anniversary payment due under the Property Option Agreement.

We had cash in the amount of $62,439 as of July 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, after the 12 months have passed, we will need to obtain additional financing for any significant new operational or exploratory expenses.

Results of Operations for the Nine Month Period Ended July 31, 2007

We did not earn any revenues from inception on January 9, 2006 to July 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred losses and operating expenses in the amount of $48,103 for the nine month period ended July 31, 2007.

Liquidity and Capital Resources

We had cash of $62,439 as of July 31, 2007. We had working capital of $53,221 as of July 31, 2007.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of July 31, 2007, we incurred total expenses of $70,279.

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

In order for us to perform any further exploration under our Phase III exploration program, we will need to obtain additional financing. As of July 31, 2007, we had cash in the amount of $62,439. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying programme of our mineral claims. We have sufficient funds to carry out Phase I and Phase II of our exploration program. However, we may not have the funds to conduct Phase III after we have completed Phases I and II, and we are not reserving any of our cash for Phase III. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Under the Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $93,788 (CDN$100,000) in cash over a four year period to Mr. Carl von Einsiedel. The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement. If the Agreement is terminated, we will lose all rights to the King Property, including any payments previously made to Mr. von Einsiedel. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

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

As we will be subject to compliance with government regulation, which may change, the anticipated costs of our exploration program may increase.

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

Mr. Mark McLeary, our sole executive officer and director, controls approximately 63% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control the election of our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as that of other shareholders. Since Mr. McLeary is not simply a passive investor but is also one of our active executives, his interests as an executive may be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Candev with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Candev, which may be disadvantageous to minority shareholders.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is filed in this Form 10-QSB as Exhibit 99.1. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

99.1	Code of Ethics

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.
Date: September 18, 2007	By: /s/ Mark McLeary Mark McLeary, Chief Executive Officer, Chief Financial Officer, Treasurer, President and Chairman of the Board of Directors