Form 10KSB
period 2007-10-31
Candev Resource Exploration, Inc.
filed 2008-01-28
CIK 1382462

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2007

OR

❒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52499

 Candev Resource Exploration, Inc.
(Name of Small Business Issuer in its charter)

Nevada (State of incorporation)	98-0515290 (IRS Employer Identification No.)
Suite 2200 - 1177 West Hastings Street Vancouver, British Columbia, Canada (Address of Principal Executive Office)	V6E 2K3 Zip Code

Registrant's telephone number, including Area Code: (604) 688-7526

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ❑

The Company's revenues during the year ended October 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company was $1,964,700 computed based upon the average bid and asked prices of the Company's common stock on January 18, 2008 of $0.59 per share.

As of January 18, 2008 the Company had 8,780,000 issued and outstanding shares of common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

ITEM 1. BUSINESS

History and Organization

Candev Resource Exploration, Inc. (the "Company" or "Candev") was incorporated under the laws of the state of Nevada on January 9, 2006. We are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and the preparation and filing of a registration statement. In connection with the organization of our Company, the founding shareholders of our Company contributed an aggregate of US$5,500 cash in exchange for a total of 5,500,000 shares of common stock. The Company is quoted for trading on the OTC Bulletin Board under the stock symbol "CVRX". Candev is defined as a "shell company" under Rule 12b-2 of the Exchange Act.

We acquired our mining property from Carl von Einsiedel under a Property Option Agreement dated August 25, 2006 whereby we have a right and option to acquire a 100% interest in and to the King claims. On January 15, 2008 Candev amended the Property Option Agreement. The Amended Property Option Agreement now includes two (2) additional mining claims located in the Iskut River region in northwestern British Columbia: tenure numbers 552025 and 552026. The two additional claims increases the area of the King claims by 993.7 hectares and are known as the "King South Claims". The original three (3) claims subject to the Property Option Agreement are now known as the "King North Claims". The total five (5) claims now included within the Amended Property Option Agreement comprises two non-contiguous blocks, which total 1,614.1 hectares. In addition, the payments have been amended whereby Candev is now obligated to make cash payments of CDN$305,000 over a five year period instead of CDN$100,000 over a four year period. Mr. Von Einsiedel also had the option to receive $10,000 on the first anniversary of the Agreement as cash or 20,000 shares of Candev, which Mr. Von Einsiedel subsequently decided to exercise and 20,000 shares were issued on January 16, 2008. The anniversary date of the Agreement is now defined as October 31 of each year.

Property Option Agreement

The King claims consist of five mineral claims covering approximately 1,614.1 hectares (3,987 acres). The following table sets forth the details of the claims:
Name - Tenure #	Area in Ha	Expiry Date
King North Claim - 508287	159 (394 acres)	September 30, 2009
King North Claim - 528276	443 (1,095 acres)	September 30, 2009
King North Claim - 531518	17.72 (43.79 acres)	September 30, 2009
King South Claim - 552025	976 (2,411 acres)	September 30, 2009
King South Claim -552026	17.75 (43.84 acres)	September 30, 2009

Under the Amended Property Option Agreement, Carl von Einsiedel has a 2% Net Smelter Return ("NSR") royalty interest in the King claims, if and when Candev exercises its option to acquire a 100% interest in the King Property by making the required cash payments. The NSR means the gross value of ore, ore concentrates or bullion shipped from the King Property as shown on the smelter settlement sheets and any output or production tax levied with respect to production from the King Property.

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $980,000 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property and to maintain the King claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $298,900 (CDN$305,000) cash payments will be paid as follows:

(a)	$2,450 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,450 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board (paid);
(c)	$9,800 (CDN$10,000) on the first anniversary date (October 31, 2007) of the Agreement or 20,000 shares of Candev (subsequently issued on January 16, 2008) at the choosing of Mr. von Einsiedel;
(d)	$39,200 (CDN$40,000) on the second anniversary date (October 31, 2008) of the Agreement;
(e)	$49,000 (CDN$50,000) on the third anniversary date (October 31, 2009) of the Agreement;
(f)	$98,000 (CDN$100,000) on the fourth anniversary date (October 31, 2010) of the Agreement; and
(g)	$98,000 (CDN$100,000) on the fifth anniversary date (October 31, 2011) of the Agreement.

As required under the Property Option Agreement, the Company issued 10,000 shares to Mr. von Einsiedel on September 7, 2007 and 20,000 shares pursuant to the Amended Property Option Agreement on January 16, 2008.

Geology Report

In August 2006, Mr. Ian Foreman, P.Geo. was hired by Candev to provide an initial Geology Report on the King claims. Mr. Foreman has 8 years experience as a consulting geologist and has continuously practiced in his profession as a geologist since 1993. He graduated in 1992 from Queen's University in Ontario, Canada, with a Bachelor of Science degree in geology. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 23572). The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Updated Recommended Exploration Program

Mr. Foreman has updated the recommended initial exploration program in a summary report dated January 7, 2008. Mr. Foreman recommends sampling and mapping be completed on the King North Claims and the King South Claims prior to implementing a more extensive exploration program. The 2008 program should include sampling and mapping of all of the known prospects at an estimated cost of $19,600 (CDN$20,000). This should also include an allowance for an additional $78,400 (CDN$80,000) to provide funding for a stage 2 program that would include detailed sampling and geophysical surveys, which would then prepare the property for drill testing.

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

Candev should be prepared to run stages 1 and 2 concurrently. In the event that initial sampling indicates that additional work is justified it should be possible to complete the geophysical surveys. This would then allow the Company to prepare sites for drill testing in time for the 2009 field season.

Budget allocations are as follows:

Stage 1:

Crew mobilization and accommodation	CDN$2,500
Geological personnel (allow 15 man days @$500)	CDN$7,500
Helicopter support (allow 5 hours @$1,000)	CDN$5,000
Assays	CDN$1,000
Contingency	CDN$2,000
Technical reports	CDN$2,000
Total	CDN$20,000 (US$19,600)

Stage 2:

Crew mobilization and accommodation	CDN$4,500
Geological personnel (allow 20 man days @$500)	CDN$10,000
Helicopter support (allow 10 hours @$1,000)	CDN$10,000
Assays	CDN$1,000
Geophysics	CDN$45,000
Contingency	CDN$4,000
Technical reports	CDN$3,000

Total	CDN$80,000 (US$78,400)

Foremost Geological Consulting is a business operated by Mr. Ian Foreman. Mr. Foreman is a qualified geologist and we will engage him to conduct the mineral exploration program under industry standards. He will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals, which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

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

Claim Status

The King claims consist of five mineral claims covering 1,614.1 hectares (3,987 acres). Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The recorded owner is Carl von Einsiedel. Upon exercise of the option under the Amended Property Option Agreement, Mr. von Einsiedel will transfer the King claims to Candev.

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

Discussion in January 7, 2008 Report

During June 2007 Candev reviewed the technical data for a second claim group comprising 993.7 hectares (2,454 acres) owned by the same vendor that hosts an additional gold prospect (referred to as the King South Prospect) located immediately southwest of the King Project but separated by a narrow fractional claim owned by unrelated third parties.

In early July a site visit was completed and field personnel were able to complete a limited examination of the King Vein area however, both the North and South Zones and the King South Prospect were still snow covered as a result of an unusually late spring melt. Although most of the King Vein area was also snow covered, field personnel were able to sample several large angular blocks of quartz containing sulfide minerals that were obviously dislodged from the King Vein.

A second attempt was made to visit all of the known mineralized zones on September 15 but an early winter storm made it impossible to safely access the property and no further work was carried out. The total cost of fieldwork and geo-referencing of historical sampling data completed during the calendar year 2007 was $8,829 (CDN$9,111).

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

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed exploration programs. There is a charge of approximately $1,470 (CDN$1,500) in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of the exploration program.

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

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than our estimates for our proposed exploration program because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration programs on our King claims.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our proposed exploration programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potential-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

Risk Factors

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount and type of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. From inception to October 31, 2007, we used cash in the amount of $80,870 in our operations.

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

In order for us to perform any further exploration under our Phase III exploration program, we will need to obtain additional financing. As of October 31, 2007, we had cash in the amount of $42,630. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying program of our mineral claims. Presently, we have sufficient funds to carry out stage 1 of our proposed exploration program but not stage 2. We will need to raise additional cash for funding stage 2. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mr. Mark McLeary, our sole executive officer and director, is also a principal of McLeary Capital Management, Inc., a company specializing in the provision of retirement, tax and estate planning advice to individuals and corporations in British Columbia. Because we are in the early stages of our business, Mr. McLeary devotes approximately 20 hours per week to our affairs. If the demands of our business require the full business time of Mr. McLeary, he is prepared to adjust his timetable to devote up to 30-40 hours a week. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McLeary's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McLeary's time may lead to a divergence between his interests and the interests of other shareholders.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Mark McLeary, our sole executive officer and director. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 17 years with an emphasis on investment and tax planning. We believe that the loss of Mr. McLeary's business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

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

Our sole asset is an Amended Property Option Agreement and if we fail to make the required payments on a timely basis, we will lose the right to acquire a 100% interest in and to the King Project.

Under the Amended Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $298,900 (CDN$305,000) in cash over a five year period to Mr. Carl von Einsiedel. The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement. If the Agreement is terminated, we will lose all rights to the King Property, including any payments previously made to Mr. von Einsiedel. The Amended Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset; therefore, we are defined as a shell company. The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to the registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required in a registration statement on Form 10 or Form 10-SB, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-QSB and Form 10-KSB indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC is adopting a new Rule 144 to become effective February 15, 2008. The new Rule 144 makes resales of securities of any shareholder of a shell company much more difficult.

Because our sole executive officer and director, Mr. Mark McLeary, controls approximately 62% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McLeary are inconsistent with the best interests of other stockholders.

Mr. Mark McLeary, our sole executive officer and director, controls approximately 62% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control the election of our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as that of other shareholders. Since Mr. McLeary is not simply a passive investor but is also one of our active executives, his interests as an executive may be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Candev with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Candev, which may be disadvantageous to minority shareholders.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

The selling shareholders are offering 3,800,000 shares of our common stock through an effective registration statement and may sell their shares at anytime. Our common stock is presently quoted for trading on the OTC Bulletin Board. The offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by our previously filed effective registration statement represent approximately 43% of the common shares outstanding.

ITEM 2. DESCRIPTION OF PROPERTY

Our only property is in option to acquire five mining claims know as the King Property. The King claims are located in the Iskut River region in northwestern British Columbia and consist of 1,614.1 hectares (3,987 acres).

We do not own or lease any property other than our interest in the King claims.

Currently, we are not paying any monthly rent for our office space located at 2200-1177 West Hastings Street.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of January 18, 2008, there were approximately 41 owners of record of the Company's common stock. The Company's common stock is traded on the NASD's OTC Bulletin Board under the symbol "CVRX". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on July 12, 2007. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
01/31/07	N.A	N.A
04/30/07	N.A.	N.A.
07/31//07	$0.25	$0.20
10/31/07	$0.30	$0.25

The average bid and ask price of the Company's stock on January 18, 2008 was $0.59.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On September 7, 2007, we issued 10,000 shares to Mr. Von Einsiedel pursuant to the Property Option Agreement.

On January 16, 2008, we issued 20,000 shares to Mr. Von Einsiedel pursuant to the Amended Property Option Agreement.

Unregistered securities issued during the first nine months of fiscal year ended October 31, 2007 have also previously been included in the Company's Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, if applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo. Stage 1 and Stage 2 of the recommended program will cost approximately $98,000 (CDN$100,000). On October 31, 2007 we had cash on hand of $42,630 and working capital of $33,986. Accordingly, we are not able to proceed with Stage 2 of our exploration program. We will need additional funding of at least $98,000 (CDN$100,000) to complete stage 2, make the $39,200 (CDN$40,000) payment under the Amended Property Option Agreement and meet operating expenses.

As a result of an assessment of the results of our initial exploration program conducted in 2007 and amendment of the Property Option Agreement to include two additional claims known as the King South claims, we updated and modified our proposed exploration. Should a follow-up exploration program be undertaken, it would likely commence in 2009 after reviewing the results of stage 1 and stage 2 exploration results. The cost of stage 1 is $19,600 (CDN$20,000) and for stage 2 is $78,400 (CDN$80,000). We presently have sufficient funds to carry out stage 1 but not stage 2 of our exploration program.

During this exploration stage, Mr. McLeary, our president, will only be devoting approximately 20 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. McLeary, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business, up to 30-40 hours per week.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)  $98,000 (CDN$100,000) in connection with the completion of stage 1 and stage 2 of our recommended geological work program; and

(2)  $20,000 for operating expenses and $39,200 (CDN$40,000) for the second anniversary payment due under the Amended Property Option Agreement.

We had cash in the amount of $42,630 as of October 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, , we will need to obtain additional financing to meet exploration work program expenses, operating expenses and property payments for the next 12 months.

Results of Operations for the Year Ended October 31, 2007

We did not earn any revenues from inception on January 9, 2006 to October 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred net losses in the amount of $69,538 for the year ended October 31, 2007.

Liquidity and Capital Resources

We had cash of $42,630 as of October 31, 2007. We had working capital of $33,986 as of October 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. However, since Mr. McLeary performs the functions of both the Chief Executive Officer and the Chief Financial Officer, there is a possibility that the controls and procedures of the Company will not be effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Certain information with respect to our directors and executive officers as of January 18, 2008, are as follows:

Name and Address of Director	Age	Position
Mark A. McLeary Suite 2200 - 1177 West Hastings Street Vancouver, British Columbia V6E 2K3 Canada	42	Director and President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years:

Mark A. McLeary is our President, Secretary, Treasurer and our sole director and has served in those capacities since our inception. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 17 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients' investments. Mr. McLeary was the founder and President of Med-Tech Solutions, Inc., a public company quoted for trading on the OTC Bulletin Board that has to comply with the reporting requirements of the Securities Exchange Act of 1934.

During our early stages of business development, our president intends to devote approximately 20 hours per week of his time to our business. If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operation, he is prepared to adjust his timetable to devote up to 30-40 hours a week on our business in furtherance of our plan of operation. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed.

Committees of the Board of Directors

Our audit committee presently consists of our sole director. We do not have an audit committee or financial expert on our Board of Directors carrying out the duties of the audit committee. We plan to add two additional directors to the Board and hire a qualified Chief Financial Officer by the end of our second quarter. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics was filed on EDGAR in Form 10-QSB on September 19, 2007. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

Name Executive Officers

The following table sets forth in summary form the compensation received by the following persons, who we refer to the named executive officers, during the last two fiscal year end periods:

(i)         our principal executive officers - our Chief Executive Officer and Chief Financial Officer;

(ii)         each of our two most highly compensated executive officers who received in excess of $100,000; and

(iii)        up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year.

Summary Compensation Table Long-Term Compensation Awards

Name and Principal Position	Compensation - October 31, 2006 and October 31, 2007		($) Number of shares Underlying Options (#)
	Salary	($) Bonus
Mark A. McLeary President	None	None	None

Presently, we do not pay our directors or officers any salary or consulting fee.

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Narrative Disclosure to Summary Compensation Table

The following shows the amounts the Company expects to pay its officers during the year ending October 31, 2007 and the time the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

Name	Proposed Compensation	Time to be Devoted To Company's Business
Mark McLeary	$Nil per month	50%

We have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

Indemnification

Our Bylaws and sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

To the extent that indemnification may be related to liability arising under the Securities Act, the Securities and Exchange Commission takes the position that indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of January 18, 2008 concerning the common stock owned by persons known by the Company to be the beneficial owner of more than five percent of the Company's common stock.

Name and Address	Shares Owned	Percentage(1)
Mark McLeary, Vancouver, British Columbia, President and Director	5,450,000	62%
All officers and directors as a group (1 person)	5,450,000	62%

(1) The percentage of class is based on 8,780,000 shares of common stock outstanding as of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

The Board of Directors has analyzed the independence of each director and nominee and has determined that the following directors meet the standards of independence under the Nasdaq listing standards, including that each member is free of any relationship that would interfere with his individual exercise of independent judgment: Mark McLeary. Mr. McLeary is also an officer of the Company and the sole director of the Board. However, the Company is currently traded on the NASD OTC Bulletin Board, which does not require that a majority of the Board be independent.

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2		3.1	1/22/07
3.2	Bylaws and Amendments		SB-2		3.2	1/22/07
10.1	Amended Property Option Agreement		8-K		99.1	1/16/08
14.1	Code of Ethics		10-QSB	7/31/07	14.1	9/19/07
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed to the Company for the fiscal years ending October 31, 2007 and 2006 by MacKay LLP were as follows:

Year ending October 31	2007	2006
Audit Fees	$8,000	$6,000
Audit Related Fees	$5,900	$Nil
Tax Fees	$1,700	$Nil

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
 FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

------ INDEX ------

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders' Equity

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Candev Resource Exploration, Inc.

(an Exploration Stage Enterprise)

We have audited the balance sheets of Candev Resource Exploration, Inc. (an Exploration Stage Enterprise) as at October 31, 2007 and 2006 and the statements of operations and deficit, stockholders' equity, and cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada January 15, 2008	"MacKay LLP" Chartered Accountants

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
BALANCE SHEETS
AT OCTOBER 31

(Stated in US Dollars)

	2007	2006

ASSETS

CURRENT
Cash	$ 42,630	$ 105,474
Receivables	356	-
Prepaid expenses and deposits	1,000	5,201

Total Assets	$ 43,986	$ 110,675

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 10,000	$ 9,351

Total Liabilities	10,000	9,351

STOCKHOLDERS' EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,760,000 (2006 - 8,750,000) common shares (Note 4)	8,760	8,750
Additional paid in capital	116,940	114,750
Deficit - Accumulated during exploration stage	(91,714)	(22,176)

Total Stockholders' Equity	33,986	101,324

Total Liabilities and Stockholders' Equity	$ 43,986	$ 110,675

Going concern (Note 2)

Commitments (Note 5)

 The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Cumulative Amounts from Inception to October 31, 2007	Year Ended October 31, 2007	Period from Inception to October 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$ 24,732	$ 16,232	$ 8,500
Advertising and promotion	1,858	537	1,321
Bank charges and interest	164	129	35
Foreign exchange loss	893	893	-
Legal	39,365	36,471	2,894
Office and sundry	816	816	-
Transfer agent	2,260	2,260	-

	70,088	57,338	12,750

MINERAL PROPERTY EXPENSES (Note 5)
Acquisition costs	4,500	2,200	2,300
Exploration costs	17,126	10,000	7,126

	21,626	12,200	9,426

NET LOSS	$ (91,714)	$ (69,538)	$ (22,176)

NET LOSS PER COMMON SHARE		$ (0.008)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		8,751,479	5,984,211

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Cumulative
	Amounts from		Period from
	Inception to	Year Ended	Inception to
	October 31, 2007	October 31, 2007	October 31, 2006

OPERATING ACTIVITIES
Net loss for the period	$ (91,714)	$ (69,538)	$ (22,176)
Shares issued for mineral property	2,200	2,200	-
Changes in non-cash working capital items
Receivables	(356)	(356)	-
Prepaid expenses and deposits	(1,000)	4,201	(5,201)
Accounts payable and accrued liabilities	10,000	649	9,351

Cash used in operating activities	(80,870)	(62,844)	(18,026)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITY
Common stock issued for cash	123,500	-	123,500

Cash provided by financing activity	123,500	-	123,500

NET INCREASE (DECREASE) IN CASH	42,630	(62,844)	105,474

CASH, BEGINNING OF PERIOD	-	105,474	-

CASH, END OF PERIOD	$ 42,630	$ 42,630	$ 105,474

SUPPLEMENTAL DISCLOSURE
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

(Stated in US Dollars)

				Deficit
	(Note 4)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued for cash @ $0.001
on Jaunary 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500

Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000

Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000

Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property	10,000	10	2,190	-	2,200
@ $0.22 on September 7, 2007

Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	$ 8,760	$ 116,940	$ (91,714)	$ 33,986

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

1.    ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Candev Resource Exploration, Inc. (the "Company") was incorporated on January 9, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration and development of resource properties.

2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $69,538 for the year ended October 31, 2007, and has an accumulated deficit of $91,714. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

3.   SIGNIFICANT ACCOUNTING POLICIES

a)         Exploration Stage Company

The Company is considered to be in the Exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing a mineral property in British Columbia, Canada.

b)          Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

c)         Mineral Property Exploration and Development

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

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)         Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same.

e)         Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

f)          Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

g)         Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

h)         Derivative Instruments

At October 31, 2007, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

i)          Foreign Currency Translation

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

b)   non-monetary assets at historical exchange rates; and

c)   revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statements of operations.

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)          Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."  The carrying amounts of cash and cash equivalents, amounts receivable, and accounts payable approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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

k)         Stock Based Compensation

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

As at October 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.

l)          Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements."

As at October 31, 2007, the Company had no revenues to report.

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)        Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new announcement is not expected to have a material effect on the Company's financial position or results of operations.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

4.   COMMON SHARES

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share, for total gross proceeds of $5,500 to the President of the Company.

On August 24, 2006, the Company issued 2,300,000 common shares valued at $0.01 per share, for total gross proceeds of $23,000.

On October 31, 2006, the Company issued 950,000 common shares valued at $0.10 per share, for total gross proceeds of $95,000.

On September 7, 2007, the Company issued 10,000 common shares valued at $0.22 per share, pursuant to the terms of the King Property agreement (Note 5).

CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2007

(Stated in US Dollars)

5.   MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia.  The costs are summarized as follows:

Acquisition costs	$ 4,500
Exploration costs	17,126
Balance, October 31, 2007	$ 21,626

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $322,507 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)  $2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);

(b)  $2,646 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;

(c)  $10,585 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued subsequent to year end);

(d)  $42,341 (Cdn$40,000) cash payment on October 31, 2008;

(e)  $52,927 (Cdn$50,000) cash payment on October 31, 2009;

(f)   $105,854 (Cdn$100,000) cash payment on October 31, 2010; and

(g)  $105,854 (Cdn$100,000) cash payment on October 31, 2011.

The Company may, at any time, purchase up to half (1%) of the Net Smelter Return royalty by paying the vendor $1,058,537 (Cdn$1,000,000).

6.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

7.   RELATED PARTY TRANSACTIONS

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share to the president of the Company for gross proceeds of $5,500.

8.   INCOME TAXES

The Company has available unclaimed start up costs of approximately $92,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the above have not been recorded due to uncertainty regarding their utilization.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CANDEV RESOURCE EXPLORATION, INC.
Date: January 25, 2008	By: /s/ Mark McLeary Mark McLeary, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Mark McLeary Mark McLeary	President, CEO and Director	January 25, 2008

Index to Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2		3.1	1/22/07
3.2	Bylaws and Amendments		SB-2		3.2	1/22/07
10.1	Amended Property Option Agreement		8-K		99.1	1/16/08
14.1	Code of Ethics		10-QSB	7/31/07	14.1	9/19/07
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X