Form 10-Q
period 2008-01-31
Candev Resource Exploration, Inc.
filed 2008-03-13
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0515290 (I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
                              Tel: (604) 688-7526
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2008
Common Stock, $0.001 par value per share	8,780,000 shares

 CANDEV RESOURCE EXPLORATION, INC.
 (An Exploration Stage Company)
 FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------ INDEX -------

Interim Balance Sheets

Interim Statements of Operations

Interim Statements of Cash Flows

Interim Statement of Stockholders' Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	January 31 2008	October 31 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 25,713	$ 42,630
Receivables	1,036	356
Prepaid expenses and deposits	1,000	1,000

Total Assets	$ 27,749	$ 43,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 31,577	$ 10,000

Total Liabilities	31,577	10,000

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2007 - 8,760,000) common shares (Note 4)	8,780	8,760
Additional paid in capital	126,680	116,940
Deficit - Accumulated during exploration stage	(139,288)	(91,714)

Total Stockholders' (Deficiency) Equity	(3,828)	33,986

Total Liabilities and Stockholders' (Deficiency) Equity	$ 27,749	$ 43,986

Going concern (Note 2)

Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative Amounts from Inception to January 31 2008	Three Months ended January 31
		2008	2007

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$ 28,772	$ 4,040	$ 1,268
Advertising and promotion	1,858	-	-
Bank charges and interest	241	77	57
Consulting	10,000	10,000	-
Foreign exchange loss (gain)	908	15	(3)
Legal	58,589	19,224	20,874
Office and sundry	1,545	729	81
Transfer agent	2,522	262	-

	104,435	34,347	22,277

MINERAL PROPERTY EXPENSES (Note 5)
Acquisition costs	14,260	9,760	-
Exploration costs	20,593	3,467	-

	34,853	13,227	-

NET AND COMPREHENSIVE LOSS	$ (139,288)	$ (47,574)	$ (22,277)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		8,763,261	8,750,000

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative Amounts from Inception to January 31 2008	Three Months ended January 31
		2008	2007

OPERATING ACTIVITIES
Net loss for the period	$ (139,288)	$ (47,574)	$ (22,277)
Shares issued for mineral property	11,960	9,760	-
Changes in non-cash working capital items
Receivables	(1,036)	(680)	-
Prepaid expenses and deposits	(1,000)	-	5,201
Accounts payable and accrued liabilities	31,577	21,577	(4,141)

Cash used in operating activities	(97,787)	(16,917)	(21,217)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITY
Common stock issued for cash	123,500	-	-

Cash provided by financing activity	123,500	-	-

NET INCREASE (DECREASE) IN CASH	25,713	(16,917)	(21,217)

CASH, BEGINNING OF PERIOD	-	42,630	105,474

CASH, END OF PERIOD	$ 25,713	$ 25,713	$ 84,257

SUPPLEMENTAL DISCLOSURE
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JANUARY 9, 2006) TO JANUARY 31, 2008
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
	(Note 4)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500

Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000

Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000

Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property	10,000	10	2,190	-	2,200
@ $0.22 on September 7, 2007

Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760

Net loss for the period	-	-	-	(47,574)	(47,574)

Balance, January 31, 2008	8,780,000	$ 8,780	$ 126,680	$ (139,288)	$ (3,828)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited - Prepared by Management)

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

2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $47,574 for the three months ended January 31, 2008, and has an accumulated deficit of $139,288. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

3.   BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

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

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited - Prepared by Management)

(Stated in US Dollars)

4.   COMMON SHARES (Continued)

On October 31, 2006, the Company issued 950,000 common shares valued at $0.10 per share, for total gross proceeds of $95,000.

On September 7, 2007, the Company issued 10,000 common shares valued at $0.22 per share, pursuant to the terms of the King Property agreement (Note 5).

On January 16, 2008 the Company issued 20,000 common shares valued at $9,760, pursuant to the terms of the King Property agreement (Note 5).

5.   MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia.  The costs are summarized as follows:

Acquisition costs	$14,260
Exploration costs	20,593
Balance, January 31, 2008	$34,853

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $303,651 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)  $2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);

(b)  $2,491 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;

(c)  $9,962 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued);

(d)  $39,848 (Cdn$40,000) cash payment on October 31, 2008;

(e)  $49,810 (Cdn$50,000) cash payment on October 31, 2009;

(f)   $99,620 (Cdn$100,000) cash payment on October 31, 2010; and

(g)  $99,620 (Cdn$100,000) cash payment on October 31, 2011.

The Company may, at any time, purchase up to half (1%) of the Net Smelter Return royalty by paying the vendor $996,200 (Cdn$1,000,000).

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
JANUARY 31, 2008
(Unaudited - Prepared by Management)

(Stated in US Dollars)

7.    RELATED PARTY TRANSACTIONS

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share to the president of the Company for gross proceeds of $5,500.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language.  These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "- Risk Factors".  Our actual results may differ materially from results anticipated in these forward-looking statements.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following:  business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K.  In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

We acquired our mining property from Carl von Einsiedel under a Property Option Agreement dated August 25, 2006 whereby we have a right and option to acquire a 100% interest in and to the King claims. On January 15, 2008 Candev amended the Property Option Agreement.  The Amended Property Option Agreement now includes two (2) additional mining claims located in the Iskut River region in northwestern British Columbia:  tenure numbers 552025 and 552026.  The two additional claims increase the area of the King claims by 993.7 hectares and are known as the "King South Claims".  The original three (3) claims subject to the Property Option Agreement are now known as the "King North Claims".  The total five (5) claims now included within the Amended Property Option Agreement comprise two non-contiguous blocks, which total 1,614.1 hectares.  In addition, the payments have been amended whereby Candev is now obligated to make cash payments of CDN$305,000 over a five year period instead of CDN$100,000 over a four year period.  Mr. Von Einsiedel also had the option to receive $10,000 on the first anniversary of the Agreement as cash or 20,000 shares of Candev, which Mr. Von Einsiedel subsequently decided to exercise and 20,000 shares were issued on January 16, 2008.  The anniversary date of the Agreement is now defined as October 31 of each year.

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

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $996,200 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $303,651 (CDN$305,000) cash payments will be paid as follows:

(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,491 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board (paid);
(c)	$9,962 (CDN$10,000) on the first anniversary date (October 31, 2007) of the Agreement or 20,000 shares of Candev (subsequently issued on January 16, 2008) at the choosing of Mr. von Einsiedel;
(d)	$39,848 (CDN$40,000) on the second anniversary date (October 31, 2008) of the Agreement;
(e)	$49,810 (CDN$50,000) on the third anniversary date (October 31, 2009) of the Agreement;
(f)	$99,620 (CDN$100,000) on the fourth anniversary date (October 31, 2010) of the Agreement; and
(g)	$99,620 (CDN$100,000) on the fifth anniversary date (October 31, 2011) of the Agreement.

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

Recommended Exploration Program

Mr. Foreman has updated the recommended initial exploration program in a summary report dated January 7, 2008.  Mr. Foreman recommends sampling and mapping be completed on the King North Claims and the King South Claims prior to implementing a more extensive exploration program.  The 2008 program should include sampling and mapping of all of the known prospects at an estimated cost of $19,924 (CDN$20,000).  This should also include an allowance for an additional $79,696 (CDN$80,000) to provide funding for a stage 2 program that would include detailed sampling and geophysical surveys, which would then prepare the property for drill testing.

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

Budget allocations are as follows:

Stage 1:

Crew mobilization and accommodation	CDN$2,500
Geological personnel (allow 15 man days @$500)	CDN$7,500
Helicopter support (allow 5 hours @$1,000)	CDN$5,000
Assays	CDN$1,000
Contingency	CDN$2,000
Technical reports	CDN$2,000
Total	CDN$20,000 (US$19,924)

Stage 2:

Crew mobilization and accommodation	CDN$4,500

Geological personnel (allow 20 man days @$500)	CDN$10,000
Helicopter support (allow 10 hours @$1,000)	CDN$10,000
Assays	CDN$1,000
Geophysics	CDN$45,000
Contingency	CDN$4,000
Technical reports	CDN$3,000
Total	CDN$80,000 (US$79,696)

Foremost Geological Consulting is a business operated by Mr. Ian Foreman.  Mr. Foreman is a qualified geologist and we will engage him to conduct the mineral exploration program under industry standards.  He will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia.  Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia).  A mineral claim acquires the right to the minerals which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia).  There are no surface rights included, but the title holder has the right to use the surface of the claim for mining purposes only.  All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

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

A second attempt was made to visit all of the known mineralized zones on September 15 but an early winter storm made it impossible to safely access the property and no further work was carried out.  The total cost of fieldwork and geo-referencing of historical sampling data completed during the calendar year 2007 was $9,293 (CDN$9,111).

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

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land.  Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs.  There is a charge of approximately $1,494 (CDN$1,500) in order to obtain a work permit under the Mining Act.  The time required to obtain a work period is approximately four weeks.  We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines.  We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land.  The cost of remediation work will vary according to the degree of physical disturbance.  No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

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

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals.  We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo.  Stage 1 and Stage 2 of the recommended program will cost approximately $99,620 (CDN$100,000).  On January 31, 2008 we had cash on hand of $25,713 and working capital deficit of $(3,828).  Accordingly, we are not able to proceed with Stage 1 or Stage 2 of our exploration program.  We will need additional funding of at least $99,620 (CDN$100,000) to complete stage 2, make the $39,848 (CDN$40,000) payment under the Amended Property Option Agreement and meet operating expenses.

As a result of an assessment of the results of our initial exploration program conducted in 2007 and amendment of the Property Option Agreement to include two additional claims known as the King South claims, we updated and modified our proposed exploration.  Should a follow-up exploration program be undertaken, it would likely commence in 2009 after reviewing the results of stage 1 and stage 2 exploration results.  The cost of stage 1 is $19,924 (CDN$20,000) and for stage 2 is $79,696 (CDN$80,000).  We presently do not have sufficient working capital  to carry out stage 1 or  stage 2 of our exploration program.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)  $99,620 (CDN$100,000) in connection with the completion of stage 1 and stage 2 of our recommended geological work program; and

(2)  $20,000 for operating expenses and $39,848 (CDN$40,000) for the second anniversary payment due under the Amended Property Option Agreement.

We had cash in the amount of $25,713 as of January 31, 2008.  We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, we will need to obtain additional financing to meet exploration work program expenses, operating expenses and property payments for the next 12 months.

Results of Operations for the Three Month Period Ended January 31, 2008

We did not earn any revenues from inception on January 9, 2006 to January 31, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred losses and operating expenses in the amount of $47,574 for the three month period ended January 31, 2008.

Liquidity and Capital Resources

We had cash of $25,713 as of January 31, 2008.  We had a working capital deficit of $3,828 as of January 31, 2008.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company.  Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. From inception to January 31, 2008, we incurred losses in the amount of $139,288 in our operations.

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

In order for us to perform any further exploration under our  exploration program, we will need to obtain additional financing. As of January 31, 2008, we had cash in the amount of $25,713.  We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying program of our mineral claims.  Presently, we do not have sufficient funds to carry out stage 1 or  stage 2.  We will need to raise additional cash for funding stage 1 and 2.  If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Under the Amended Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $303,651 (CDN$305,000) in cash over a five year period to Mr. Carl von Einsiedel.  The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement.  If the Agreement is terminated, we will lose all rights to the King Property, including any payments previously made to Mr. von Einsiedel.  The Amended Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

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

Because we have nominal operations and nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have cash as our only asset; therefore, we are defined as a shell company.  The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the rules do not prevent us from registering securities pursuant to the registration statements.  Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  We must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which does not allow a holder of restricted securities of a "shell company" to resell under the prospectus exemptions of new Rule 144.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We have adopted a Code of Ethics that applies to all our directors, officers and employees.  The Code of Ethics was filed on September 19, 2007 as an exhibit to a Form 10-QSB.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

CANDEV RESOURCE EXPLORATION, INC.
Date: March 14, 2008	By: /s/ Mark McLeary Mark McLeary, Chief Executive Officer, Chief Financial Officer, Treasurer, President and Chairman of the Board of Directors