Form 10-Q
period 2008-04-30
Candev Resource Exploration, Inc.
filed 2008-06-16
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0515290 (I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
                              Tel: (604) 688-7526
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ❒        Accelerated filer  ❒

Non-accelerated filer  ❒          Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ❑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2008
Common Stock, $0.001 par value per share	8,780,000 shares

CANDEV RESOURCE EXPLORATION, INC.

 (An Exploration Stage Company)

 FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2008

(Unaudited – Prepared by Management)

(Stated in US Dollars)

------ INDEX ------

Interim Balance Sheets

Interim Statements of Operations

Interim Statements of Cash Flows

Interim Statement of Stockholders’ Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	April 30 2008	October 31 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 1,240	$ 42,630
Receivables	2,485	356
Prepaid expenses and deposits	-	1,000

Total Assets	$ 3,725	$ 43,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 30,403	$ 10,000

Total Liabilities	30,403	10,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2007 - 8,760,000) common shares (Note 4)	8,780	8,760
Additional paid in capital	126,680	116,940
Deficit - Accumulated during exploration stage	(162,138)	(91,714)

Total Stockholders' Equity (Deficiency)	(26,678)	33,986

Total Liabilities and Stockholders' Equity (Deficiency)	$ 3,725	$ 43,986

Going concern (Note 2)

Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	April 30	Three Months Ended April 30		Six Months Ended April 30
	2008	2008	2007	2008	2007

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$ 38,672	$ 9,900	$ 2,655	$ 13,940	$ 3,923
Advertising and promotion	5,118	3,260	-	3,260	-
Bank charges and interest	265	24	24	101	81
Consulting	10,000	-	-	10,000	-
Dues, licenses, and subscriptions	-	-	134	-	134
Foreign exchange loss	1,031	123	218	138	215
Legal	65,021	6,432	1,913	25,656	22,787
Office and sundry	2,135	590	-	1,319	81
Transfer agent	2,850	328	1,050	590	1,050
Travel	2,193	2,193	-	2,193	-

	127,285	22,850	5,994	57,197	28,271

MINERAL PROPERTY EXPENSES (Note 5)
Acquisition costs	14,260	-	-	9,760	-
Exploration costs	20,593	-	-	3,467	-

	34,853	-	-	13,227	-

NET AND COMPREHENSIVE LOSS	$ (162,138)	$ (22,850)	$ (5,994)	$ (70,424)	$ (28,271)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		8,780,000	8,750,000	8,771,538	8,750,000

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	April 30	Three Months Ended April 30		Six Months Ended April 30
	2008	2008	2007	2008	2007

OPERATING ACTIVITIES
Net loss for the period	$ (162,138)	$ (22,850)	$ (5,994)	$ (70,424)	$ (28,271)
Shares issued for mineral property	11,960	-	-	9,760	-
Changes in non-cash working capital items
Receivables	(2,485)	(1,449)	-	(2,129)	-
Prepaid expenses and deposits	-	1,000	(12,745)	1,000	(7,544)
Accounts payable and accrued liabilities	30,403	(1,174)	1,316	20,403	(2,825)

Cash used in operating activities	(122,260)	(24,473)	(17,423)	(41,390)	(38,640)

INVESTING ACTIVITY	-	-	-	-	-

FINANCING ACTIVITY
Common stock issued for cash	123,500	-	-	-	-

Cash provided by financing activity	123,500	-	-	-	-

NET INCREASE (DECREASE) IN CASH	1,240	(24,473)	(17,423)	(41,390)	(38,640)

CASH, BEGINNING OF PERIOD	-	25,713	84,257	42,630	105,474

CASH, END OF PERIOD	$ 1,240	$ 1,240	$ 66,834	$ 1,240	$ 66,834

SUPPLEMENTAL DISCLOSURE
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (JANUARY 9, 2006) TO April 30, 2008

(Unaudited – Prepared by Management)

(Stated in US Dollars)

				Deficit
	(Note 4)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500

Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000

Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000

Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property	10,000	10	2,190	-	2,200
@ $0.22 on September 7, 2007

Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760

Net loss for the period	-	-	-	(70,424)	(70,424)

Balance, April 30, 2008	8,780,000	$ 8,780	$ 126,680	$ (162,138)	$ (26,678)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008

(Unaudited – Prepared by Management)

(Stated in US Dollars)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Candev Resource Exploration, Inc. (the “Company”) was incorporated on January 9, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration and development of resource properties.

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $70,424 for the six months ended April 30, 2008, and has an accumulated deficit of $162,138. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In response to these problems, management intends to raise additional funds through public or private placement offerings. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

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

APRIL 30, 2008

(Unaudited – Prepared by Management)

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

5.

MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia.  The costs are summarized as follows:

Acquisition costs	$ 14,260
Exploration costs	20,593
Balance, April 30, 2008	$ 34,853

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $302,652 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)

$2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);

(b)

$2,482 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;

(c)

$9,929 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued);

(d)

$39,716 (Cdn$40,000) cash payment on October 31, 2008;

(e)

$49,645 (Cdn$50,000) cash payment on October 31, 2009;

(f)

$99,290 (Cdn$100,000) cash payment on October 31, 2010; and

(g)

$99,290 (Cdn$100,000) cash payment on October 31, 2011.

The Company may, at any time, purchase up to half (1%) of the Net Smelter Return royalty by paying the vendor $992,900 (Cdn$1,000,000).

6.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

CANDEV RESOURCE EXPLORATION, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2008

(Unaudited – Prepared by Management)

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

Business

History and Organization

Candev Resource Exploration, Inc. (the "Company" or "Candev") was incorporated under the laws of the state of Nevada on January 9, 2006.  We are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and the preparation and filing of a registration statement.  In connection with the organization of our Company, the founding shareholders of our Company contributed an aggregate of US$5,500 cash in exchange for a total of 5,500,000 shares of common stock.  The Company is quoted for trading on the OTC Bulletin Board under the stock symbol “CVRX”.  Candev is defined as a “shell company” under Rule 12b-2 of the Exchange Act.

We acquired our mining property from Carl von Einsiedel under a Property Option Agreement dated August 25, 2006 whereby we have a right and option to acquire a 100% interest in and to the King claims. On January 15, 2008 Candev amended the Property Option Agreement.  The Amended Property Option Agreement now includes two (2) additional mining claims located in the Iskut River region in northwestern British Columbia:  tenure numbers 552025 and 552026.  The two additional claims increase the area of the King claims by 993.7 hectares and are known as the “King South Claims”.  The original three (3) claims subject to the Property Option Agreement are now known as the “King North Claims”.  The total five (5) claims now included within the Amended Property Option Agreement comprise two non-contiguous blocks, which total 1,614.1 hectares.  In addition, the payments have been amended whereby Candev is now obligated to make cash payments of CDN$305,000 over a five year period instead of CDN$100,000 over a four year period.  Mr. Von Einsiedel also had the option to receive $10,000 on the first anniversary of the Agreement as cash or 20,000 shares of Candev, which Mr. Von Einsiedel subsequently decided to exercise and 20,000 shares were issued on January 16, 2008.  The anniversary date of the Agreement is now defined as October 31 of each year.

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

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $992,900 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $302,652 (CDN$305,000) cash payments will be paid as follows:

(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);
(b)	$2,482 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board (paid);
(c)	$9,929 (CDN$10,000) on the first anniversary date (October 31, 2007) of the Agreement or 20,000 shares of Candev (subsequently issued on January 16, 2008) at the choosing of Mr. von Einsiedel;
(d)	$39,716 (CDN$40,000) on the second anniversary date (October 31, 2008) of the Agreement;
(e)	$49,645 (CDN$50,000) on the third anniversary date (October 31, 2009) of the Agreement;
(f)	$99,290 (CDN$100,000) on the fourth anniversary date (October 31, 2010) of the Agreement; and
(g)	$99,290 (CDN$100,000) on the fifth anniversary date (October 31, 2011) of the Agreement.

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

Recommended Exploration Program

Mr. Foreman has updated the recommended initial exploration program in a summary report dated January 7, 2008.  Mr. Foreman recommends sampling and mapping be completed on the King North Claims and the King South Claims prior to implementing a more extensive exploration program.  The 2008 program should include sampling and mapping of all of the known prospects at an estimated cost of $19,858 (CDN$20,000).  This should also include an allowance for an additional $79,432 (CDN$80,000) to provide funding for a stage 2 program that would include detailed sampling and geophysical surveys, which would then prepare the property for drill testing.

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

Budget allocations are as follows:

Stage 1:

Crew mobilization and accommodation	CDN$2,500
Geological personnel (allow 15 man days @$500)	CDN$7,500
Helicopter support (allow 5 hours @$1,000)	CDN$5,000
Assays	CDN$1,000
Contingency	CDN$2,000
Technical reports	CDN$2,000
Total	CDN$20,000 (US$19,858)

Stage 2:

Crew mobilization and accommodation	CDN$4,500
Geological personnel (allow 20 man days @$500)	CDN$10,000
Helicopter support (allow 10 hours @$1,000)	CDN$10,000
Assays	CDN$1,000
Geophysics	CDN$45,000
Contingency	CDN$6,500
Technical reports	CDN$3,000
Total	CDN$80,000 (US$79,432)

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

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land.  Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs.  There is a charge of approximately $1,489 (CDN$1,500) in order to obtain a work permit under the Mining Act.  The time required to obtain a work period is approximately four weeks.  We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines.  We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land.  The cost of remediation work will vary according to the degree of physical disturbance.  No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

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

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals.  We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo.  Stage 1 and Stage 2 of the recommended program will cost approximately $99,290 (CDN$100,000).  On April 30, 2008 we had cash on hand of $1,240 and working capital deficit of $26,678.  Accordingly, we are not able to proceed with Stage 1 or Stage 2 of our exploration program.  We will need additional funding of at least $168,793 (CDN$170,000) to complete stage 1 and 2, make the $39,716 (CDN$40,000) payment under the Amended Property Option Agreement and meet operating expenses.

As a result of an assessment of the results of our initial exploration program conducted in 2007 and amendment of the Property Option Agreement to include two additional claims known as the King South claims, we updated and modified our proposed exploration.  Should a follow-up exploration program be undertaken, it would likely commence in 2009 after reviewing the results of stage 1 and stage 2 exploration results.  The cost of stage 1 is $19,858 (CDN$20,000) and for stage 2 is $79,432 (CDN$80,000).  We presently do not have sufficient working capital to carry out stage 1 or stage 2 of our exploration program.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)

$99,290 (CDN$100,000) in connection with the completion of stage 1 and stage 2 of our recommended geological work program; and

(2)

$20,000 for operating expenses and $39,716 (CDN$40,000) for the second anniversary payment due under the Amended Property Option Agreement.

We had cash in the amount of $1,240 as of April 30, 2008.  We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, we will need to obtain additional financing to meet exploration work program expenses, operating expenses and property payments for the next 12 months.

Results of Operations for the Six Month Period Ended April 30, 2008

We did not earn any revenues from inception on January 9, 2006 to April 30, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a net loss of $70,424 for the six month period ended April 30, 2008.

Liquidity and Capital Resources

We had cash of $1,240 as of April 30, 2008.  We had a working capital deficit of $26,678 as of April 30, 2008.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company.  Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. From inception to April 30, 2008, we incurred losses in the amount of $162,138 in our operations.

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

In order for us to perform any further exploration under our exploration program, we will need to obtain additional financing. As of April 30, 2008, we had cash in the amount of $1,240.  We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying program of our mineral claims.  Presently, we do not have sufficient funds to carry out stage 1 or stage 2.  We will need to raise additional cash for funding stage 1 and 2.  If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Under the Amended Property Option Agreement we have a right and option to acquire a 100% interest in and to the King claims by paying a total of $302,652 (CDN$305,000) in cash over a five year period to Mr. Carl von Einsiedel.  The failure of our Company to make any cash payments or issue the shares within the contractual time limit will allow Mr. von Einsiedel to terminate the Agreement.  If the Agreement is terminated, we will lose all rights to the King Property, including any payments previously made to Mr. von Einsiedel.  The Amended Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the King Property, we will have no assets and you may lose all your investment in our Company.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have cash as our only asset; therefore, we are defined as a shell company.  The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the rules do not prevent us from registering securities pursuant to the registration statements.  Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  We must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which does not allow a holder of restricted securities of a “shell company” to resell under the prospectus exemptions of new Rule 144.

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

CANDEV RESOURCE EXPLORATION, INC.
Date: June 11, 2008	By: /s/ Mark McLeary Mark McLeary, Chief Executive Officer, Chief Financial Officer, Treasurer, President and Chairman of the Board of Directors