Form 10-Q
period 2008-07-31
Candev Resource Exploration, Inc.
filed 2008-09-15
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ x ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2008

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0515290
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
Tel: (604) 688-7526
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2008
Common Stock, $0.001 par value per share	8,780,000 shares

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2008

(Stated in US Dollars)

(Unaudited - Prepared by Management)

------INDEX -------

Interim Balance Sheets

Interim Statements of Operations

Interim Cash Flow Statements

Interim Statement of Stockholders' Equity

Notes to Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited – Prepared by Management)

(Stated in US Dollars)

	July 31	October 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1,018	$42,630
Receivables	2,785	356
Prepaid expenses and deposits	-	1,000

Total Assets	$3,803	$43,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,810	$10,000

Total Liabilities	36,810	10,000

STOCKHOLDERS' EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2007 - 8,760,000) common shares (Note 4)	8,780	8,760
Additional paid in capital	126,680	116,940
Deficit - Accumulated during exploration stage	(168,467)	(91,714)

Total Stockholders' Equity	(33,007)	33,986

Total Liabilities and Stockholders' Equity	$3,803	$43,986

Going concern (Note 2)

Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	July 31	Three Months Ended July 31		Nine Months Ended July 31
	2008	2008	2007	2008	2007

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$42,572	$3,900	$3,000	$17,840	$6,923
Advertising and promotion	5,118	-	537	3,260	537
Bank charges and interest	284	19	22	120	103
Consulting	10,000	-	-	10,000	-
Foreign exchange loss	409	(622)	1,664	(484)	1,879
Legal	67,500	2,479	13,058	28,135	35,845
Office and sundry	2,485	350	500	1,669	715
Transfer agent	3,053	203	1,051	793	2,101
Travel	2,193	-	-	2,193	-

	133,614	6,329	19,832	63,526	48,103

MINERAL PROPERTY EXPENSES (Note 5)
Acquisition costs	14,260	-	-	9,760	-
Exploration costs	20,593	-	-	3,467	-

	34,853	-	-	13,227	-

NET AND COMPREHENSIVE LOSS	$(168,467)	$(6,329)	$(19,832)	$(76,753)	$(48,103)

BASIC AND DILUTED NET LOSS PER COMMON
SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		8,780,000	8,750,000	8,774,380	8,750,000

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	July 31	Three Months Ended July 31		Nine Months Ended July 31
	2008	2008	2007	2008	2007

OPERATING ACTIVITIES
Net loss for the period	$(168,467)	$(6,329)	$(19,832)	$(76,753)	$(48,103)
Shares issued for mineral property	11,960	-	-	9,760	-
Changes in non-cash working capital items
Receivables	(2,785)	(300)	-	(2,429)	-
Prepaid expenses and deposits	-	-	12,745	1,000	5,201
Accounts payable and accrued liabilities	36,810	6,407	2,692	26,810	(133)

Cash used in operating activities	(122,482)	(222)	(4,395)	(41,612)	(43,035)

INVESTING ACTIVITY	-	-	-	-	-

FINANCING ACTIVITY
Common stock issued for cash	123,500	-	-	-	-

Cash provided by financing activity	123,500	-	-	-	-

NET INCREASE (DECREASE) IN CASH	1,018	(222)	(4,395)	(41,612)	(43,035)

CASH, BEGINNING OF PERIOD	-	1,240	66,834	42,630	105,474

CASH, END OF PERIOD	$1,018	$1,018	$62,439	$1,018	$62,439

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (JANUARY 9, 2006) TO JULY 31, 2008
(Unaudited – Prepared by Management)

(Stated in US Dollars)

				Deficit
	(Note 4)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)
Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324
Shares issued for mineral property	10,000	10	2,190	-	2,200
@ $0.22 on September 7, 2007
Net loss for the year	-	-	-	(69,538)	(69,538)
Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986
Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the period	-	-	-	(76,753)	(76,753)
Balance, July 31, 2008	8,780,000	$8,780	$126,680	$(168,467)	$(33,007)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2008
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $76,753 for the nine months ended July 31, 2008, and has an accumulated deficit of $168,467. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

4.	COMMON SHARES

On January 13, 2006, the Company issued 5,500,000 common shares valued at $0.001 per share, for total gross proceeds of $5,500 to the President of the Company.

On August 24, 2006, the Company issued 2,300,000 common shares valued at $0.01 per share, for total gross proceeds of $23,000.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2008
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

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia. The costs are summarized as follows:

Acquisition costs	$14,260
Exploration costs	20,593
Balance, July 31, 2008	$34,853

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company must make cash payments totalling $297,272 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)	$2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);
(b)	$2,354 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;
(c)	$9,416 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued);
(d)	$39,062 (Cdn$40,000) cash payment on October 31, 2008;
(e)	$48,828 (Cdn$50,000) cash payment on October 31, 2009;
(f)	$97,656 (Cdn$100,000) cash payment on October 31, 2010; and
(g)	$97,656 (Cdn$100,000) cash payment on October 31, 2011.

The Company may, at any time, purchase up to half (1%) of the Net Smelter Return royalty by paying the vendor $976,500 (Cdn$1,000,000).

6.	FINANCIAL INSTRUMENTS

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

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2008
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

Candev also has the right to purchase at any time up to 1% (or 50% of the NSR) by paying Mr. von Einsiedel $976,500 (CDN$1,000,000).

Under the Agreement, Candev is required to make all filings related to the King Property and to maintain the King Property in good standing by preparing and filing the assessment reports, paying taxes and keeping the King Property free and clear of all liens and encumbrances.

The $302,652 (CDN$305,000) cash payments will be paid as follows:

(a)	$2,300 (CDN$2,500) upon signing of the Agreement (paid);

(b)	$2,482 (CDN$2,500) when Candev is quoted for trading on the OTC Bulletin Board (paid);

(c)	$9,929 (CDN$10,000) on the first anniversary date (October 31, 2007) of the Agreement or 20,000 shares of Candev (subsequently issued on January 16, 2008) at the choosing of Mr. von Einsiedel;

(d)	$39,062 (CDN$40,000) on the second anniversary date (October 31, 2008) of the Agreement;

(e)	$48,828 (CDN$50,000) on the third anniversary date (October 31, 2009) of the Agreement;

(f)	$97,656 (CDN$100,000) on the fourth anniversary date (October 31, 2010) of the Agreement; and

(g)	$97,656 (CDN$100,000) on the fifth anniversary date (October 31, 2011) of the Agreement.

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

Recommended Exploration Program

Mr. Foreman has updated the recommended initial exploration program in a summary report dated January 7, 2008. Mr. Foreman recommends sampling and mapping be completed on the King North Claims and the King South Claims prior to implementing a more extensive exploration program. The 2008 program should include sampling and mapping of all of the known prospects at an estimated cost of $19,858 (CDN$20,000) for a stage 1 program. This should also include an allowance for an additional $79,432 (CDN$80,000) to provide funding for a stage 2 program that would include detailed sampling and geophysical surveys, which would then prepare the property for drill testing. Presently, we are attempting to raise money in a financing for the stage 1 and stage 2 programs.

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

Plan Of Operations

Our business plan is to proceed with the exploration of the King claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Ian Foreman, P.Geo. Stage 1 and Stage 2 of the recommended program will cost approximately $99,290 (CDN$100,000). On July 31, 2008 we had cash on hand of $1,018 and working capital deficit of $33,007. Accordingly, we are not able to proceed with Stage 1 or Stage 2 of our exploration program. We will need additional funding of at least $168,793 (CDN$170,000) to complete stage 1 and 2, make the $39,062 (CDN$40,000) payment under the Amended Property Option Agreement due October 31, 2008 and meet operating expenses.

As a result of an assessment of the results of our initial exploration program conducted in 2007 and amendment of the Property Option Agreement to include two additional claims known as the King South claims, we updated and modified our proposed exploration. Should a follow-up exploration program be undertaken, it would likely commence in 2009 after reviewing the results of stage 1 and stage 2 exploration results. The cost of stage 1 is $19,858 (CDN$20,000) and for stage 2 is $79,432 (CDN$80,000). We presently do not have sufficient working capital to carry out stage 1 or stage 2 of our exploration program. We are now attempting to raise money in a financing for the stage 1 and stage 2 programs.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$99,290 (CDN$100,000) in connection with the completion of stage 1 and stage 2 of our recommended geological work program; and

(2)	$20,000 for operating expenses and $39,062 (CDN$40,000) for the second anniversary payment due on October 31, 2008 under the Amended Property Option Agreement.

We had cash in the amount of $1,018 as of July 31, 2008. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, we will need to obtain additional financing to meet exploration work program expenses, operating expenses and property payments for the next 12 months.

Results of Operations for the Nine Month Period Ended July 31, 2008

We did not earn any revenues from inception on January 9, 2006 to July 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a net loss of $76,753 for the nine month period ended July 31, 2008.

Liquidity and Capital Resources

We had cash of $1,018 as of July 31, 2008. We had a working capital deficit of $33,007 as of July 31, 2008.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 9, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. From inception to July 31, 2008, we incurred losses in the amount of $168,467 in our operations.

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

In order for us to perform any further exploration under our exploration program, we will need to obtain additional financing. As of July 31, 2008, we had cash in the amount of $1,018. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping, prospecting and surveying program of our mineral claims. Presently, we do not have sufficient funds to carry out stage 1 or stage 2. We will need to raise additional cash for funding stage 1 and 2. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the King claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

31.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a- 14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.

Date: September 11, 2008	By:	/s/ Mark McLeary
Mark McLeary,
Chief Executive Officer, Chief Financial
Officer, Treasurer, President and
Chairman of the Board of Directors