Form 10-K
period 2008-10-31
Candev Resource Exploration, Inc.
filed 2009-01-29
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2200 – 1177 West Hastings Street, Vancouver,
British Columbia, Canada	V6E 2K3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.688.7526

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $665,600 based on a price of $0.20 per share, being the average bid and asked price of such common equity as of April 30,
2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,780,000 shares of common stock as of January 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;

  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

  risks related to the failure to successfully management or achieve growth of a new business opportunity; and

  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Candev” mean Candev Resource Exploration, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

We were incorporated under the laws of the state of Nevada on January 9, 2006. We are an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and the preparation and filing of a registration statement. Our company is quoted for trading on the OTC

Bulletin Board under the stock symbol “CVRX”. We are defined as a “shell company” under Rule 12b-2 of the Exchange Act.

We acquired our mining property from Carl von Einsiedel under a Property Option Agreement dated August 25, 2006 pursuant to which we received a right and option to acquire a 100% interest in and to the King claims. On January 15, 2008 Candev amended the Property Option Agreement. The Amended Property Option Agreement was entered into for the purpose of increasing the number of claims covered by the option agreement including two (2) additional mining claims located in the Iskut River region in northwestern British Columbia: tenure numbers 552025 and 552026. We entered into a termination agreement dated December 3, 2008 with Carl von Einsiedel (the “Termination Agreement”) and effective as of October 31, 2008. Pursuant to the terms of the Termination Agreement the parties agreed to terminate the Option Agreement and any amendments thereto. Both parties have released each other from any and all obligations and liabilities pursuant to the Agreement. We are currently seeking other business opportunities in the mining industry.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities.

Our Current Business

We are an exploration stage company. On December 3, 2008 and effective as of October 31, 2008, we entered into a termination agreement with Carl von Einsiedel whereby we terminated the property agreements to acquire a 100% interest in the King North and South claims located in British Columbia. We are currently seeking other opportunities in the mining industry. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are an exploration stage company engaged in the acquisition of other business opportunities in the mining industry. As we currently do not own an interest in a mineral or oil and gas property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other exploration stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of mineral and oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining and oil and gas industries which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

We have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of October 31, 2008. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at October 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at October 31, 2008. Specifically, they concluded that four material weaknesses existed as at October 31, 2008 which are set out in Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

RISKS RELATING TO OUR COMMON STOCK

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. PROPERTIES.

Executive Offices

Our executive offices are located at 2200 – 1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, Canada. Mr. Mark McLeary, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our company’s common stock is traded on the FINRA’s OTC Bulletin Board under the symbol “CVRX”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our company’s common stock began trading on July 12, 2007. The following table reports high and low closing prices, on a quarterly basis, for our company’s common stock:

Quarter Ending	High	Low

October 31, 2008	$0.30	$0.05

July 31, 2008	$0.16	$0.08

April 30, 2008	$0.35	$0.05

January 31, 2008	$0.66	$0.20

October 31, 2007	$0.30	$0

Our transfer agent is Wall Street Transfer Agents Inc., of 12492 Harris Road, Pitt Meadows, BC, Canada V3Y 2J4; telephone number: 604-465-7475; facsimile: 604-465-7485.

Holders of our Common Stock

As of January 20, 2009, there were 11 registered stockholders holding 8,780,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as described below, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2008.

On January 16, 2008, we issued 20,000 shares to Carl von Einsiedel pursuant to the Amended Property Option Agreement. We issued the securities to a non-US person, as defined in Regulation S, and that his intention to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

We are an exploration stage company that has not yet generated or realized any revenues from our business operations. We terminated our property option agreement with Carl von Einsiedel effective October 31, 2008.

We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$20,000 in connection with our company locating, evaluating and negotiating potential mineral or oil and gas properties or business opportunities;

2.	$36,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property, a prospective or producing oil or gas property or a business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $56,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $225 and a working capital deficit in the amount of $46,923 as of October 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2008 which are included herein.

Our operating results for the years ended October 31, 2008 and 2007 are summarized as follows:

	Years Ended
	October 31,
	2008	2007

Revenue	$-	$-
Operating Expenses	73,439	57,338
Mineral Property Acquisition Costs	9,760	2,200
Mineral Property Exploration Costs	3,467	10,000
Net Loss	$86,666	$69,538

Revenues

We recently terminated our property option agreement on our King claims, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the years ended October 31, 2008 and 2007 are outlined in the table below:

	Years Ended
	October 31,
	2008	2007

General and Administrative Expenses
Accounting and Auditing	$28,420	$16,232
Advertising and Promotion	3,260	537
Amortization	527	-
Bank Charges and Interest	142	129
Consulting Fee	10,000	-
Foreign Exchange Loss (gain)	(5,164)	893
Legal	31,199	36,471
Meals and Entertainment	1,319	-
Office and Sundry	425	816
Transfer Agent	1,118	2,260
Travel and Accommodations	2,193	-
Total General and Administrative
Expenses	$73,439	$57,338

Mineral Expenses
Mineral Property Acquisition Costs	9,760	2,200
Mineral Property Exploration Costs	3,467	10,000
Total Mineral Expenses	$13,227	$12,200

Total Expenses	$86,666	$69,538

General and Administrative

The increase in our general and administrative expenses for the year ended October 31, 2008 compared to October 31, 2007 was primarily due to: (i) an increase in professional fees; (ii) an increase in advertising and promotion; (iii) an increase in consulting fees; (iv) an increase in meals and entertainment; and (v) an increase in acquisition expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal and accounting expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Mineral Expenses

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	October 31, 2008	31, 2007	(Decrease)
Current Assets	$3,092	$43,986	(92.9%)
Current Liabilities	$50,015	$10,000	400.2%
Working Capital (Deficiency)	$(46,923)	$33,896	(226.6%)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2008	October 31, 2007	(Decrease)
Cash used in Operating Activities	$37,875	$62,844	(39.7%)
Cash used by Investing Activities	$4,530	$-	100%
Cash provided by Financing Activities	$-	$-	N/A
Net Increase (Decrease) in Cash	$(42,405)	$(62,844)	(32.5%)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $37,875 during the year ended October 31, 2008 and $62,844 during the year ended October 31, 2007.

Cash From Investing Activities

We used cash in investing activities in the amount of $4,530 during the year ended October 31, 2008 and $Nil during the year ended October 31, 2007.

Cash from Financing Activities

We did not generate any cash from financing activities during the years ended October 31, 2008 and October 31, 2007.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2008, our company has accumulated losses of $178,380 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The main accounting and valuation policies used by Candev are outlined in Note 3 to Candev’s audited financial statements accompanying this report. While not all of the significant accounting policies require difficult, subjective or complex judgments, Candev considers that the following accounting policies should be considered critical accounting policies:

Mineral Property Exploration and Development

We are in the exploration stage and have not yet realized any revenue from our planned operations. We are primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

Foreign Currency Translation

Our company’s functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

a)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

b)	non-monetary assets at historical exchange rates; and

c)	revenue and expense items at the average rate of exchange prevailing during the period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have any impact on our company’s financial statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of this standard is not expected to have any impact on our company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2008

(Stated in US Dollars)

------ INDEX ------

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Candev Resource Exploration, Inc.
(an Exploration Stage Company)

We have audited the balance sheets of Candev Resource Exploration, Inc. (an Exploration Stage Company) as at October 31, 2008 and 2007 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada January 15, 2009	“MacKay LLP” Chartered Accountants

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
BALANCE SHEETS
AT OCTOBER 31

(Stated in US Dollars)

	2008	2007

ASSETS

CURRENT
Cash	$225	$42,630
Receivables	2,867	356
Prepaid expenses and deposits	-	1,000
Equipment (Note 4)	4,003	-

Total Assets	$7,095	$43,986

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,781	$10,000
Due to director (Note 6)	31,234	-

Total Liabilities	50,015	10,000

STOCKHOLDERS' EQUITY (DEFICIT)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2007 - 8,760,000) common shares (Note 5)	8,780	8,760
Additional paid in capital	126,680	116,940
Deficit - Accumulated during exploration stage	(178,380)	(91,714)

Total Stockholders' Equity (deficit)	(42,920)	33,986

Total Liabilities and Stockholders' Equity (deficit)	$7,095	$43,986

Going concern (Note 2)

Commitments (Note 7)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to	Year Ended	Year Ended
	October 31, 2008	October 31, 2008	October 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$53,152	$28,420	$16,232
Advertising and promotion	5,118	3,260	537
Amortization	527	527	-
Bank charges and interest	306	142	129
Consulting fee	10,000	10,000	-
Foreign exchange loss (gain)	(4,271)	(5,164)	893
Legal	70,564	31,199	36,471
Meals and entertainment	1,319	1,319	-
Office and sundry	1,241	425	816
Transfer agent	3,378	1,118	2,260
Travel and accommodations	2,193	2,193	-

	143,527	73,439	57,338

MINERAL PROPERTY EXPENSES (Note 7)
Acquisition costs	14,260	9,760	2,200
Exploration costs	20,593	3,467	10,000

	34,853	13,227	12,200

NET AND COMPREHENSIVE LOSS	$(178,380)	$(86,666)	$(69,538)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		8,775,792	8,751,479

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to	Year Ended	Year Ended
	October 31, 2008	October 31, 2008	October 31, 2007

OPERATING ACTIVITIES
Net loss for the period	$(178,380)	$(86,666)	$(69,538)
Items not affecting cash
Shares issued for mineral property	11,960	9,760	2,200
Amortization	527	527	-
Changes in non-cash working capital items
Receivables	(2,867)	(2,511)	(356)
Prepaid expenses and deposits	-	1,000	4,201
Accounts payable and accrued liabilities	9,430	8,781	649
Due to director	40,585	31,234	-

Cash used in operating activities	(118,745)	(37,875)	(62,844)

INVESTING ACTIVITY
Equipment acquired	(4,530)	(4,530)	-

FINANCING ACTIVITY
Common stock issued for cash	123,500	-	-

NET INCREASE (DECREASE) IN CASH	225	(42,405)	(62,844)

CASH, BEGINNING OF PERIOD	-	42,630	105,474

CASH, END OF PERIOD	$225	$225	$42,630

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO OCTOBER 31, 2008

(Stated in US Dollars)

				Deficit
	(Note 5)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500

Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000

Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000

Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property	10,000	10	2,190	-	2,200
@ $0.22 on September 7, 2007

Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760

Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	$8,780	$126,680	$(178,380)	$(42,920)

The accompanying notes are an integral part of these financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

1.	ORGANIZATIONS AND DESCRIPTION OF THE BUSINESS

Candev Resource Exploration, Inc. (the “Company”) was incorporated on January 9, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $86,666 for the year ended October 31, 2008, and has an accumulated deficit of $178,380. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

	c)	Mineral Property Exploration and Development

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units- of-production method over the estimated life of the probable reserve.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	Equipment

Equipment is recorded at cost. Amortization is provided using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%

e)	Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti- dilutive, and therefore basic and diluted loss per share are the same.

f)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, which requires that the Company recognize in the financial statements, the impact of a tax position if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position. The adoption of FIN 48 had no impact on the Company’s financial statements.

g)	Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	i)	Derivative Instruments

At October 31, 2008, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

		a)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
		b)	non-monetary assets at historical exchange rates; and
		c)	revenue and expense items at the average rate of exchange prevailing during the period.

	k)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash, receivables, accounts payable and accrued liabilities and due from director approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

	l)	Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at October 31, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	m)	Segmented Reporting

The Company reports segmented information in accordance with SFAS Number 131, “Disclosure about Segments of an Enterprise and Related Information”. For the year ended October 31, 2008, all operations took place in British Columbia, Canada.

	n)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at October 31, 2008, the Company had no revenues to report.

	o)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have any impact on the Company’s financial statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

4.	EQUIPMENT

		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	2008	2008	2008	2007

Computer equipment	$1,477	$222	$1,255	$-
Furniture and equipment	3,053	305	2,748	-
	$4,530	$527	$4,003	$-

5.	COMMON SHARES

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

On September 7, 2007, the Company issued 10,000 common shares valued at $0.22 per share, pursuant to the terms of the King Property agreement (Note 7).

On January 16, 2008 the Company issued 20,000 common shares valued at $9,760, pursuant to the terms of the King Property agreement (Note 7).

6.	DUE TO DIRECTOR

The President and sole Director of the Company has advanced CDN $37,621 (US$31,234) as at October 31, 2008. This amount is due on demand, unsecured and does not bear interest, accordingly fair value can not be reliably determined.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

(Stated in US Dollars)

7.	MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia. The costs incurred to date are summarized as follows:

Acquisition costs	$14,260
Exploration costs	20,593
Balance, October 31, 2008	$34,853

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company was required to make cash payments totalling $254,894 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)	$2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);
(b)	$2,076 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;
(c)	$9,760 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued);
(d)	$33,208 (Cdn$40,000) cash payment on October 31, 2008;
(e)	$41,510 (Cdn$50,000) cash payment on October 31, 2009;
(f)	$83,020 (Cdn$100,000) cash payment on October 31, 2010; and
(g)	$83,020 (Cdn$100,000) cash payment on October 31, 2011.

During the year ended October 31, 2008, the Company decided to cancel its option agreement relating to the King Property.

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities and due to director. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

At October 31, 2008 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Receivables	$3,453
Accounts payable and accrued liabilities	$4,373
Due to Director	$37,621

At October 31, 2008 CDN dollar amounts were converted at a rate of $1.20 Canadian dollars to $1.00 US dollar.

9.	INCOME TAXES

The Company has available unclaimed start up costs of approximately $178,000 for income tax purposes, which may be carried forward to reduce taxable income in future years.

Deferred tax assets related to the above have not been recorded due to uncertainty regarding their utilization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2008 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at January 20, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark McLeary	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	43	January 9, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mark A. McLeary is our President, Secretary, Treasurer and our sole director and has served in those capacities since our inception. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1991. He has worked in the financial planning industry for over 19 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients’ investments. Mr. McLeary is currently the President, Chief Executive Officer and a director of Enviro Energy Capital Corp., a public company listed on the TSX Venture Exchange. Mr. Mcleary has served in those capacities since the inception of Enviro Energy.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Mark McLeary.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of January 20, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-KSB with the SEC on September 19, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Mark McLeary(1) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mark McLeary has been our president, secretary, treasurer, chief executive officer and chief financial officer since January 9, 2006.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2008.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. McLeary. Generally, Mr. McLeary provides his services on a part-time basis without compensation. Mr. McLeary has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 20, 2009, there were 8,780,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Mark McLeary Suite 2200 – 1177 West Hastings Street Vancouver, BC V6E 2K3	5,300,000	60.4%
Common Stock	Directors and Officers as a group	5,300,000	60.4%
5% Stockholders
Common Stock	Mark McLeary Suite 2200 – 1177 West Hastings Street Vancouver, BC V6E 2K3	5,300,000	60.4%
Common Stock	Aaron Ui Suite 2200 – 1177 West Hastings Street Vancouver, BC V6E 2K3	502,000	5.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 8,780,000 shares of common stock issued and outstanding as of January 20, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Mark McLeary, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Mark McLeary.

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our sole director and officer. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

Transactions with Independent Directors

Our sole director, Mark McLeary, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with one member consisting of Mark McLeary. We have determined that Mr. McLeary is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our sole director and officer.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company’s internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
Mark McLeary	Enviro Energy Capital Corp. – TSX Venture Exchange

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2008 and October 31, 2007 for professional services rendered by MacKay LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2008	Year Ended October 31, 2007
Audit Fees and Audit Related Fees	$15,000	$13,900
Tax Fees	$2,000	$1,700
All Other Fees	-	-
Total	$17,000	$15,600

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by MacKay LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining MacKay LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws and Amendments (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.2	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.

By /s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: January 28, 2009