Form 10-Q
period 2009-01-31
Candev Resource Exploration, Inc.
filed 2009-03-17
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52499

CANDEV RESOURCE EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2200 – 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive offices) (zip code)

604.688.7526
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] N/A

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 16, 2009, there were 8,780,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

INDEX

Interim Balance Sheets

Interim Statements of Operations

Interim Statements of Cash Flows

Interim Statement of Stockholders’ Equity (Deficit)

Notes to the Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	January 31	October 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$20,578	$225
Receivables	469	2,867

Total Current Assets	21,047	3,092

Property and Equipment (Note 5)	3,772	4,003

Total Assets	$24,819	$7,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,229	$18,781
Due to director (Note 6)	30,647	31,234
Advances received	28,000	-

Total Liabilities	80,876	50,015

STOCKHOLDERS' DEFICIT
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2008 - 8,780,000) common shares (Note 7)	8,780	8,780
Additional paid in capital	126,680	126,680
Deficit - Accumulated during exploration stage	(191,517)	(178,380)

Total Stockholders' Deficit	(56,057)	(42,920)

Total Liabilities and Stockholders' Deficit	$24,819	$7,095

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	January 31	Three Months Ended January 31
	2009	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$55,690	$2,538	$4,040
Advertising and promotion	5,118	-	-
Amortization	758	231	-
Bank charges and interest	383	77	77
Consulting	10,000	-	10,000
Foreign exchange (gain) loss	(4,668)	(397)	15
Legal	77,657	7,093	19,224
Meals and entertainment	1,319	-	-
Office and sundry	1,935	694	729
Rent	2,860	2,860	-
Telephone	41	41	-
Transfer agent	3,378	-	262
Travel and accommodation	2,193	-	-

	156,664	13,137	34,347

MINERAL PROPERTY EXPENSES (Note 8)
Acquisition costs	14,260	-	9,760
Exploration costs	20,593	-	3,467

	34,853	-	13,227

NET AND COMPREHENSIVE LOSS	$(191,517)	$(13,137)	$(47,574)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING		8,780,000	8,763,261

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	January 31	Three Months Ended January 31
	2009	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(191,517)	$(13,137)	$(47,574)
Items not affecting cash
Shares issued for mineral property	11,960	-	9,760
Amortization	758	231	-
Changes in operating assets and liabilities	-
Receivables	(469)	2,398	(680)
Accounts payable and accrued liabilities	22,229	3,448	21,577
Due to director	30,647	(587)	-

Cash used in operating activities	(126,392)	(7,647)	(16,917)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-

FINANCING ACTIVITIES
Advances received	28,000	28,000	-
Common stock issued for cash	123,500	-	-

Cash provided by financing activities	151,500	28,000	-

NET INCREASE (DECREASE) IN CASH	20,578	20,353	(16,917)

CASH, BEGINNING OF PERIOD	-	225	42,630

CASH, END OF PERIOD	$20,578	$20,578	$25,713

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO JANUARY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
	(Note 7)			Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property
@ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Net loss for the period	-	-	-	(13,137)	(13,137)

Balance, January 31, 2009	8,780,000	$8,780	$126,680	$(191,517)	$(56,057)

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Candev Resource Exploration, Inc. (the “Company”) was incorporated on January 9, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $13,137 for the three months ended January 31, 2009, and has an accumulated deficit of $191,517. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of SFAS 157 has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of SFAS 159 has not had any impact on the Company’s financial position, results of operations, or cash flows.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

5.	PROPERTY AND EQUIPMENT

				October 31,
		January 31, 2009		2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$359	$1,118	$1,255
Furniture and equipment	3,053	399	2,654	2,748
	$4,530	$758	$3,772	$4,003

6.	DUE TO DIRECTOR

The President and sole Director of the Company has advanced CDN $37,589 (US$30,647) as at January 31, 2009. This amount is due on demand, unsecured and does not bear interest; accordingly fair value can not be reliably determined.

7.	COMMON SHARES

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

On September 7, 2007, the Company issued 10,000 common shares valued at $0.22 per share, pursuant to the terms of the King Property agreement (Note 8).

On January 16, 2008 the Company issued 20,000 common shares valued at $9,760, pursuant to the terms of the King Property agreement (Note 8).

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

8.	MINERAL PROPERTY EXPLORATION EXPENSES

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia. The costs incurred to date are summarized as follows:

Acquisition costs	$14,260
Exploration costs	20,593
Balance, January 31, 2009	$34,853

In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company was required to make cash payments totalling $254,894 (Cdn$305,000) and issue 10,000 common shares as follows:

(a)	$2,300 (Cdn$2,500) cash payment within ten business days of signing the agreement (paid);
(b)	$2,076 (Cdn$2,500) cash payment and issuance of 10,000 common shares (issued) within ten business days of the Company becoming free trading on the OTCBB;
(c)	$9,760 (Cdn$10,000) cash payment on October 31, 2007 (20,000 common shares in lieu of cash issued);
(d)	$33,208 (Cdn$40,000) cash payment on October 31, 2008;
(e)	$41,510 (Cdn$50,000) cash payment on October 31, 2009;
(f)	$83,020 (Cdn$100,000) cash payment on October 31, 2010; and
(g)	$83,020 (Cdn$100,000) cash payment on October 31, 2011.

During the year ended October 31, 2008, the Company cancelled its option agreement relating to the King Property.

9.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, due to director and advances received. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

As at January 31, 2009, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$3,321
Receivables	$575
Accounts payable and accrued liabilities	$18,124
Due to director	$37,589

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As at January 31, 2009, Canadian dollar amounts were converted at a rate of $1.23 Canadian dollars to $1.00 U.S. dollar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Candev” mean Candev Resource Exploration, Inc., unless the context clearly requires otherwise.

Our Current Business

We were incorporated under the laws of the state of Nevada on January 9, 2006. Our company is quoted for trading on the OTC Bulletin Board under the stock symbol “CVRX”. We are an exploration stage company. We are currently seeking other opportunities in the mining industry. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2009 which are included herein.

Our operating results for the three month period ended January 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	January 31,
	2009	2008
Revenue	$-	$-
Operating Expenses	13,137	34,347
Net Loss	$13,137	$47,574

Revenues

We recently terminated our property option agreement on our King claims, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the three month period ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
			(Decrease)
	2009	2008

General and Administrative Expenses
Professional Fees	$9,631	$23,264	(58.6%	)
Amortization	231	-	100%
Bank Charges and Interest	77	77	-
Consulting Fee	-	10,000	(100%	)
Foreign Exchange Loss (gain)	(397)	15	(2,746.6%	)
Office expenses	3,595	729	393.1%
Transfer Agent	-	262	(100%	)
Total	$13,137 $	34,347	(61.7%	)

General and Administrative

The decrease in our general and administrative expenses for the three month period ended January 31, 2009 compared to January 31, 2008 was primarily due to: (i) a decrease in professional fees; and (ii) the fact that we did not incur any consulting fees during the quarter as compared to the same fiscal period in 2008.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	January 31, 2009	31, 2008	(Decrease)
Current Assets	$21,047	$3,092	(580.7%	)
Current Liabilities	$80,876	$50,015	(61.7%	)
Working Capital	$(56,829)	$(46,923)	(21.1%	)

Cash Flows

	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	January 31, 2009	January 31, 2008	(Decrease)
Cash used in Operating Activities	$(7,647)	$(16,917)	(54.8%	)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$28,000	$-	100%
Net Increase (Decrease) in Cash	$20,353	$(16,917)	220.3%

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($7,647) during the three period ended January 31, 2009 and ($16,917) during the three month period ended January 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended January 31, 2009.

Cash from Financing Activities

We generated cash of $28,000 from financing activities during the three month period ended January 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 8,780,000 shares of common stock issued and outstanding. The Company does not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2009, our company has accumulated losses of $191,517 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Risks And Uncertainties

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company's management, including our company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws and Amendments (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.2	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.

By
/s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: March 16, 2009