Form 10-Q
period 2009-04-30
Candev Resource Exploration, Inc.
filed 2009-06-18
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-52499

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]    No [  ] (does not yet apply to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]    No [  ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 16, 2009, there were 8,780,000 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Balance Sheets

Interim Statements of Operations

Interim Statements of Cash Flows

Interim Statement of Stockholders’ Equity (Deficit)

Notes to the Interim Financial Statements

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	April 30	October 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$17,426	$225
Receivables	2,239	2,867

Total Current Assets	19,665	3,092
Deposit (Note 7)	14,063	-
Property and Equipment (Note 5)	3,540	4,003

Total Assets	$37,268	$7,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,541	$18,781
Due to director	-	31,234
Advances received	115,020	-

Total Liabilities	130,561	50,015

STOCKHOLDERS' DEFICIT
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,780,000 (2008 - 8,780,000) common shares	8,780	8,780
Additional paid in capital	126,680	126,680
Deficit - Accumulated during exploration stage	(228,753)	(178,380)

Total Stockholders' Deficit	(93,293)	(42,920)

Total Liabilities and Stockholders' Deficit	$37,268	$7,095

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	April 30	Three Months Ended April 30		Six Months Ended April 30
	2009	2009	2008	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$58,214	$2,524	$9,900	$5,062	$13,940
Advertising and promotion	5,118	-	3,260	-	3,260
Amortization	990	232	-	463	-
Bank charges and interest	458	75	24	152	101
Consulting	12,185	2,185	-	2,185	10,000
Filing fees	4,001	3,307	-	4,001	-
Foreign exchange (gain) loss	(4,762)	(94)	123	(491)	138
Legal	93,076	15,419	6,432	22,512	25,656
Meals and entertainment	2,319	1,000	-	1,000	-
Office and sundry	1,409	168	590	168	1,319
Rent	4,065	1,205	-	4,065	-
Telephone	286	245	-	286	-
Transfer agent	4,123	745	328	745	590
Travel and accommodation	2,193	-	2,193	-	2,193

	183,675	27,011	22,850	40,148	57,197

MINERAL PROPERTY EXPENSES
Acquisition costs	14,260	-	-	-	9,760
Exploration costs	30,818	10,225	-	10,225	3,467

	45,078	10,225	-	10,225	13,227

NET AND COMPREHENSIVE LOSS	$(228,753)	$(37,236)	$(22,850)	$(50,373)	$(70,424)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING		8,780,000	8,780,000	8,780,000	8,771,538

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	April 30	Three Months Ended April 30		Six Months Ended April 30
	2009	2009	2008	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(228,753)	$(37,236)	$(22,850)	$(50,373)	$(70,424)
Items not affecting cash
Shares issued for mineral property	11,960	-	-	-	9,760
Amortization	990	232	-	463	-
Changes in operating assets and liabilities
Receivables	(2,239)	(1,770)	(1,449)	628	(2,129)
Prepaid expenses and deposits	-	-	1,000	-	1,000
Accounts payable and accrued liabilities	6,190	(6,688)	(1,174)	(3,240)	20,403

Cash used in operating activities	(211,852)	(45,462)	(24,473)	(52,522)	(41,390)

INVESTING ACTIVITIES
Deposit paid	(14,063)	(14,063)	-	(14,063)	-
Equipment acquired	(4,530)	-	-	-	-

Cash used in investing activities	(18,593)	(14,063)	-	(14,063)	-

FINANCING ACTIVITIES
Advances from (to) director	9,351	(30,647)	-	(31,234)	-
Advances received	115,020	87,020	-	115,020	-
Common stock issued for cash	123,500	-	-	-	-

Cash provided by financing activities	247,871	56,373	-	83,786	-

NET INCREASE (DECREASE) IN CASH	17,426	(3,152)	(24,473)	17,201	(41,390)

CASH, BEGINNING OF PERIOD	-	20,578	25,713	225	42,630

CASH, END OF PERIOD	$17,426	$17,426	$1,240	$17,426	$1,240

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO APRIL 30, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity (Deficit)

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property
@ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Net loss for the period	-	-	-	(50,373)	(50,373)

Balance, April 30, 2009	8,780,000	$8,780	$126,680	$(228,753)	$(93,293)

The accompanying notes are an integral part of these interim financial statements.

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $50,373 for the six months ended April 30, 2009, and has an accumulated deficit of $228,753. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

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

CANDEV RESOURCE EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

5.	PROPERTY AND EQUIPMENT

		April 30, 2009		October 31, 2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$410	$1,067	$1,255
Furniture and equipment	3,053	580	2,473	2,748
	$4,530	$990	$3,540	$4,003

6.	FINANCIAL INSTRUMENTS

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

As at April 30, 2009, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$1,922
Receivables	$2,313
Accounts payable and accrued liabilities	$8,997

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As at April 30, 2009, Canadian dollar amounts were converted at a rate of $1.19 Canadian dollars to $1.00 U.S. dollar.

7.	LETTER OF INTENT

On February 13, 2009, the Company entered into a letter of intent (“LOI”) with Yale Resources Ltd. (“Yale”) as subsequently amended March 11, 2009, pursuant to the terms of which Yale agreed to sell the Company a 50% undivided interest in the Dos Naciones property and granted an option to acquire a further 30% in the property (the “Option”) in consideration of CDN$35,000. To exercise the Option, the Company must issue a total of 800,000 shares of common stock of the Company and fund exploration, development and other expenditures on the property in the amount of CDN$800,000.

Upon exercising the Option, the Company and Yale will form a joint venture with standard dilution clauses.

The closing of the transaction contemplated in the LOI is subject to approval by the boards of directors of the parties, regulatory approval, completion of due diligence and entry into a definitive agreement between the parties.

The Company has paid a deposit of $14,063 to Yale which is refundable in the event that the transaction does not close.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

  risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

  other risks and uncertainties related to our business strategy.

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

Letter of Intent with Yale Resources Ltd.

On February 13, 2009, we entered into a letter of intent with Yale Resources Ltd. (“Yale”) as subsequently amended March 11, 2009, pursuant to the terms of which Yale agreed to sell Candev a 50% undivided interest in the Dos Naciones property and granted an option to acquire a further 30% in the property (the “Option”) in consideration of CDN$35,000. To exercise the Option, we must issue securities of our company and fund exploration, development and other expenditures on the Dos Naciones property in the following manner:

  on or before one year after the Closing Date, we must issue 200,000 shares of our common stock to Yale and fund expenditures aggregating CDN$150,000 on the Dos Naciones property;

  on or before two years after the Closing Date, we must issue an additional 250,000 shares of our common stock to Yale and fund additional expenditures aggregating CDN$250,000 on the Dos Naciones property; and

  on or before three years after the Closing Date, we must issue an additional 350,000 shares of our common stock to Yale and fund additional expenditures aggregating CDN$400,000 on the Dos Naciones property.

The letter of intent also contemplates that if we terminate the agreement at any time prior to the exercise of the option, then Yale will have the right to purchase all of our interest in the Dos Naciones property for CDN$25,000. Closing of the transactions contemplated in the letter of intent is conditional on (i) approval of the transactions by the board of directors of both parties; (ii) receipt of any necessary regulatory approvals; (iii) the satisfactory completion of our due diligence review of the Dos Naciones property and our being satisfied, in our sole and absolute discretion, with the results of such a review and verification; and (iv) the entry into a binding definitive agreement with customary representations and warranties between the parties. There is no assurance that the transaction will be completed as planned or at all.

We paid a deposit of CDN$17,500 to Yale upon the execution of the letter of intent. Yale agreed to refund CDN$17,500 if the proposed transaction does not complete by August 30, 2009. Also, if within 90 days from the date of the letter of intent or any time prior to the closing of the definitive agreement, Yale decides to terminate the letter of intent, Yale agreed to reimburse to us all the expenses that have been incurred including legal fees, due diligence expenses, taxes and disbursements incurred by us in relation to the review of the Dos Naciones property and drafting of the definitive agreement, provided that such reimbursement costs does not exceed $50,000.

The letter of intent also contemplates that, upon exercise of the option, we and Yale Resources Ltd. will be deemed to have formed a joint venture for holding, exploring, and exploiting the Dos Naciones property for minerals and will enter into a joint venture agreement containing such terms and conditions as would be customary for a comparable jointly owned project. Our initial participating interest under the joint venture agreement would be 80% and Yale’s initial participation interest under the joint venture agreement would be 20%.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended April 30, 2009 which are included herein.

Our operating results for the three and six month periods ended April 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	27,011	22,850	40,148	57,197
Acquisition Costs	-	-	-	9,760
Exploration Costs	10,225	-	10,225	3,467
Net Loss	$(37,236)	$22,850	$(50,373)	$(70,424)

Revenues

We recently terminated our property option agreement on our King claims, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the three and six month periods ended April 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
Professional fees	17,943	16,332	27,574	39,596
Advertising and promotion	-	3,260	-	3,260
Amortization	232	-	463	-
Bank charges and interest	75	24	152	101
Consulting	2,185	-	2,185	10,000
Filing fees	3,307	-	4,001	-
Foreign exchange gain (loss)	(94)	123	(491)	138
Office expenses	2,618	2,783	5,519	3,512
Transfer agent	745	328	745	590
Total	$27,011	$22,850	$40,148	$57,197

General and Administrative

The increase in our general and administrative expenses for the three month period ended April 30, 2009 compared to April 30, 2008 was primarily due to: (i) an increase in professional fees; and (ii) the fact that we incurred consulting fees and filing fees during the three month period ended April 30, 2009 as compared to the same fiscal period in 2008.

The decrease in our general and administrative expenses for the six month period ended April 30, 2009 compared to April 30, 2008 was primarily due to: (i) a decrease in professional fees and consulting fees; and (ii) the fact that we did not incur any advertising and promotion fees during the six month period ended April 30, 2009 as compared to the same fiscal period in 2008.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements. Legal expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	April 30, 2009	31, 2008	(Decrease)
Current Assets	$19,665	$3,092	535.9%
Current Liabilities	$130,561	$50,015	161%
Working Capital	$(110,896)	$(46,923)	136.3%

Cash Flows

	Six Month Period	Six Month Period	Percentage
	Ended	Ended	Increase /
	April 30, 2009	April 30, 2008	(Decrease)
Cash Used in Operating Activities	$(52,522)	$(41,390)	26.9%
Cash Used in Investing Activities	$(14,063)	$-	100%
Cash Provided by Financing Activities	$83,786	$-	100%
Net Increase (Decrease) in Cash	$17,201	$(41,390)	141.6%

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $52,522 during the six month period ended April 30, 2009 and $41,390 during the six month period ended April 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

We used cash of $14,063 in investing activities during the six month period ended April 30, 2009.

Cash Provided by Financing Activities

We generated cash of $83,786 from financing activities during the six month period ended April 30, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 8,780,000 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2009, our company has accumulated losses of $228,753 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Future Financings

We anticipate continuing to rely on equity sales of shares of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

As at the date of this report, other than our letter of intent with Yale Resources Ltd. we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

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

If we complete a business opportunity or combination, management of our company may be required to sell or transfer shares of our common stock and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of shares of our common stock may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of shares of our common stock which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing shares of our common stock to shareholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of shares of our common stock owned by existing shareholders and may result in a change in the control of our company and our management.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of shares of our common stock to fluctuate substantially. These fluctuations may adversely affect the trading price of shares of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, this officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.3	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)
10.4*	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009
10.5*	Amendment to Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated March 11, 2009
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDEV RESOURCE EXPLORATION, INC.

By
/s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: June 17, 2009