Form 10-Q
period 2009-07-31
DEL TORO SILVER CORP.
filed 2009-09-21
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 – 409 Granville Street, Vancouver, British Columbia V6C 1T2 Canada
(Address of principal executive offices) (Zip Code)

(775) 338-2598
(Registrant’s telephone number, including area code)

CANDEV RESOURCE EXPLORATION, INC.
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
Yes[ ] No[ ] (does not yet apply to registrant)

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
Yes[ ] No[ x ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 18, 2009, there were 9,835,135 shares of common stock, par value $0.001, outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Balance Sheets
Interim Statements of Operations
Interim Statements of Cash Flows
Interim Statement of Stockholders’ Equity (Deficit)
Notes to the Interim Financial Statements

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	July 31	October 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$23,633	$225
Receivables	2,166	2,867

Total Current Assets	25,799	3,092
Property and equipment (Note 5)	3,309	4,003

Total Assets	$29,108	$7,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,996	$18,781
Due to director	-	31,234

Total Liabilities	7,996	50,015

STOCKHOLDERS' EQUITY (DEFICIT)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
9,835,135 (2008 - 8,780,000) common shares	9,835	8,780
Additional paid in capital	283,895	126,680
Subscriptions receivable	(490)	-
Deficit - Accumulated during exploration stage	(272,128)	(178,380)

Total Stockholders' Equity (Deficit)	21,112	(42,920)

Total Liabilities and Stockholders' Equity	$29,108	$7,095

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	July 31	Three Months Ended July 31		Nine Months Ended July 31
	2009	2009	2008	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$63,256	$5,042	$3,900	$10,104	$17,840
Advertising and promotion	6,272	1,154	-	1,154	3,260
Amortization	1,221	231	-	694	-
Bank charges and interest	598	140	19	292	120
Consulting	12,185	-	-	2,185	10,000
Filing fees	5,766	1,765	-	5,766	-
Foreign exchange (gain) loss	(6,243)	(1,481)	(622)	(1,972)	(484)
Legal	98,305	5,229	2,479	27,741	28,135
Meals and entertainment	2,319	-	-	1,000	1,319
Office and sundry	1,536	127	350	295	350
Rent	5,389	1,324	-	5,389	-
Telephone	472	186	-	472	-
Transfer agent	4,123	-	203	745	793
Travel and accommodation	2,193	-	-	-	2,193

	197,392	13,717	6,329	53,865	63,526

MINERAL PROPERTY EXPENSES
Acquisition	43,918	29,658	-	29,658	9,760
Exploration	30,818	-	-	10,225	3,467

	74,736	29,658	-	39,883	13,227

NET AND COMPREHENSIVE LOSS	$(272,128)	$(43,375)	$(6,329)	$(93,748)	$(76,753)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING		9,135,535	8,780,000	8,899,814	8,780,000

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	July 31	Nine Months Ended July 31
	2009	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(272,128)	$(93,748)	$(76,753)
Items not affecting cash
Shares issued for mineral property	11,960	-	9,760
Amortization	1,221	694	-
Changes in operating assets and liabilities
Receivables	(2,166)	701	(2,429)
Prepaid expenses and deposits	-	-	1,000
Accounts payable and accrued liabilities	7,996	(10,785)	26,810

Cash used in operating activities	(253,117)	(103,138)	(41,612)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-

Cash used in investing activities	(4,530)	-	-

FINANCING ACTIVITIES
Advances from (to) director	-	(31,234)	-
Common stock issued for cash	281,280	157,780	-

Cash provided by financing activities	290,631	126,546	-

NET INCREASE (DECREASE) IN CASH	23,633	23,408	(41,612)

CASH, BEGINNING OF PERIOD	-	225	42,630

CASH, END OF PERIOD	$23,633	$23,633	$1,018

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO JULY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

					Deficit
					Accumulated	Total
	Common Shares		Additional		During	Stockholders'
	Number		Paid In	Subscriptions	Exploration	Equity
	of Shares	Amount	Capital	Receivable	Stage	(Deficit)

Shares issued for cash @ $0.001
on January 13, 2006	5,500,000	$5,500	$-	$-	$-	$5,500
Shares issued for cash @ $0.01
on August 24, 2006	2,300,000	2,300	20,700	-	-	23,000
Shares issued for cash @ $0.10
on October 31, 2006	950,000	950	94,050	-	-	95,000
Net loss for the year	-	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	-	(22,176)	101,324

Shares issued for mineral property
@ $0.22 on September 7, 2007	10,000	10	2,190	-	-	2,200
Net loss for the year	-	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	-	(91,714)	33,986

Shares issued for mineral property
@ $0.488 on January 16, 2008	20,000	20	9,740	-	-	9,760
Net loss for the year	-	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	-	(178,380)	(42,920)

Shares issued for cash @ $0.15
on June 30, 2009	1,055,135	1,055	157,215	(490)	-	157,780
Net loss for the period	-	-	-	-	(93,748)	(93,748)

Balance, July 31, 2009	9,835,135	$9,835	$283,895	$(490)	$(272,128)	$21,112

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Del Toro Silver Corp. (the Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006.

Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp.

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $93,748 for the nine months ended July 31, 2009, and has an accumulated deficit of $272,128. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

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

Effective May 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of subsequent events. The adoption of SFAS 165 has not had any impact on the Company’s financial position, results of operations, or cash flows.

5.	PROPERTY AND EQUIPMENT

	July 31, 2009			October 31, 2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$504	$973	$1,255
Furniture and equipment	3,053	717	2,336	2,748
	$4,530	$990	$3,309	$4,003

6.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term- maturity or capacity of prompt liquidation.

As at July 31, 2009, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$15,035
Receivables	$2,334

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of July 31, 2009, Canadian dollar amounts were converted at a rate of $1.08 Canadian dollars to $1.00 U.S. dollar.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited - Prepared by Management)

(Stated in US Dollars)

7.	DOS NACIONES PROPERTY

Effective July 9, 2009, the Company completed the acquisition of a 50% undivided interest, and an option (the “Option”) to acquire a further 30% interest in the Dos Naciones Project Property (the “Property”), located in state of Sonora, Mexico, in accordance with the terms of a property option agreement (the “Option Agreement”) with Yale Resources Ltd. (“Yale”) dated July 7, 2009. In consideration of the transfer of a 50% undivided interest in the Property, the Company agreed to pay a purchase price of $29,658 (CAD$35,000) (paid). To exercise the Option to acquire a further 30% interest in the Property, the Company is required to issue securities and fund exploration, development and other expenditures (the “Expenditures”) on the Property in the following manner:

	i)	on or before July 7, 2010, issue 200,000 restricted shares of common stock to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$150,000;

	ii)	on or before July 7, 2011, issue 250,000 restricted shares of common stock to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$250,000; and

	iii)	on or before July 7, 2012, issue 350,000 restricted shares of common stock to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$400,000.

During the term of the Option Agreement, if at any time prior to the exercise of the Option any of the following events occur then Yale will have the right to purchase all of the Company’s interest in the Property for CDN$17,500 (the “Option Period”):

	i)	the Company provides notice that it does not intend to exercise the Option;

	ii)	the Company is in material default of the Option Agreement for a period of 30 days after receiving a default notice from Yale;

	iii)	the Company fails to implement Phase I of the work program within six months of July 7, 2009;

	iv)	the Company fails to make the Expenditures or make an equivalent payment to Yale in lieu of the Expenditures.

If the Company exercises the Option, the parties will be deemed to enter into a joint venture agreement (the “Joint Venture Agreement”) in accordance with the terms of the Option Agreement.

8.	CAPITAL STOCK

On June 30, 2009, the Company completed a private placement of 1,055,135 units, with each unit consisting of one share of common stock and one common share purchase warrant, for gross proceeds of $158,270, of which $490 has not been received as of July 31, 2009. Each warrant entitles the holder thereof to purchase one additional common share at a price of $0.30 per share for a period of two years expiring on June 30, 2011.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 18, 2009 and has determined that there are no events to disclose.

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

  risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
  risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration activities;
  risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our limited history;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our mineral property and business strategy.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Del Toro” mean Del Toro Silver Corp., unless the context clearly requires otherwise.

Recent Corporate Developments

Since the commencement of our quarter ended July 31, 2009, we experienced the following significant corporate developments:

1.

On June 30, 2009, we completed a private placement of 1,055,135 units at a price of $0.15 per unit to twenty investors, with each unit consisting of one common share and one common share purchase warrant, for gross proceeds of approximately $158,270. Each warrant entitles the holder thereof to purchase one additional common share at a price of $0.30 per share for a period of two years expiring on June 30, 2011. We issued the securities to twenty subscribers, each of whom represented that they were not a “U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

2.

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and an option (the “Option”) to acquire a further 30% interest in, the Dos Naciones Project Property (the “Property”), in accordance with the terms of a property option agreement (the “Option Agreement”) with Yale dated July 7, 2009. In consideration of the transfer of a 50% undivided interest in the Property, we agreed to pay a purchase price of CAD$35,000. To exercise the Option to acquire a further 30% interest in the Property, we are required to issue an aggregate of 800,000 shares of common stock of our company and expend an aggregate of $800,000 on exploration, development and other expenditures on the Property on or before July 7, 2012. See “Acquisition of Dos Naciones Property”, below.

3.	Effective July 9, 2009, we changed our head office address to 400 – 409 Granville Street, Vancouver, British Columbia V6C 1T2 Canada.

4.

Effective July 17, 2009, we appointed Ezra Jimenez as our Chief Financial Officer and a director of our company. Mr. Jimenez has a Master of Law and an MBA from ITAM, Mexico City, Mexico. For 20 years Mr. Jimenez was a partner of Cornejo, Mendez, Gonzalez & Duarte, S.C. (CMGD) of Mexico City where he assisted foreign companies in structuring mergers and acquisitions. Mr. Jimenez has specialized in various aspects of Mexican Law including arbitration and negotiations, mining law, and environmental law. Currently, Mr. Jimenez is the Vice President, Operations and Chief Financial Officer of Yale Resources Ltd., a public company listed on the TSX Venture Exchange in Canada. He has served in that capacity for the past two years. We entered into a property option agreement with Yale Resources Ltd. on July 7, 2009 pursuant to which we acquired (effective July 9, 2009) a 50% undivided interest, and an option to acquire a further 30% interest in, the Dos Naciones Project Property, located in state of Sonora, Mexico.

5.

Effective July 28, 2009, we changed our name from “Candev Resource Exploration, Inc.” to “Del Toro Silver Corp.” On August 14, 2009, the name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 14, 2009 under the new stock symbol “DTOR”.

Our Current Business

Our current business focus is to conduct exploration activities on our Dos Naciones Project Property, exercise the Option under the Option Agreement with Yale and subsequently enter into the Joint Venture Agreement with Yale. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones property is comprised of one mineral concession that covers approximately 2,391 hectares.

Del Toro received a technical report dated March 25, 2009 from its consulting geologist David J. Pawliuk respecting the Dos Naciones property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones property to explore potential mineralization on the property. The report found that Dos Naciones property hosts different styles of significant metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

We intend to conduct a three phase exploration program on the Dos Naciones property at an aggregate estimated cost of $450,000. The first phase of our exploration program is intended to commence in September, 2009 and is anticipated to cost approximately $53,500. This phase is expected to consist of detailed geological mapping, hand trenching and prospecting. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. This phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

We have not commenced our planned exploration program on the Dos Naciones property. Our plan of operation is to carry out exploration work on our Dos Naciones Project Property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property hold potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Acquisition of Dos Naciones Property

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and an option (the “Option”) to acquire a further 30% interest in, the Dos Naciones Project Property (the “Property”), located in state of Sonora, Mexico, in accordance with the terms of a property option agreement (the “Option Agreement”) with Yale Resources Ltd., (“Yale”) dated July 7, 2009. In consideration of the transfer of a 50% undivided interest in the Property, we agreed to pay a purchase price of CAD$35,000. To exercise the Option to acquire a further 30% interest in the Property, we are required to issue securities of Del Toro and fund exploration, development and other expenditures (the “Expenditures”) on the Property in the following manner:

(i)

on or before July 7, 2010, we are required to issue 200,000 restricted shares of our common stock to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$150,000;

(ii)

on or before July 7, 2011, we are required to issue 250,000 restricted shares of common stock of Del Toro to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$250,000; and

(iii)

on or before July 7, 2012, we are required to issue 350,000 restricted shares of common stock of Del Toro to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$400,000.

During the term of the Option Agreement, if at any time prior to the exercise of the Option any of the following events occur then Yale will have the right to purchase all of our interest in the Property for CDN$17,500 (the “Option Period”):

(i)	Del Toro provides notice that it does not intend to exercise the Option;

(ii)	Del Toro is in material default of the Option Agreement for a period of 30 days after receiving a default notice from Yale;

(iii)	Del Toro fails to implement Phase I of the work program within six months of July 7, 2009;

(iv)	Del Toro fails to make the Expenditures or make an equivalent payment to Yale in lieu of the Expenditures.

If we exercise the Option, the parties will be deemed to enter into a joint venture agreement with Yale (the “Joint Venture Agreement”) in accordance with the terms of the Option Agreement.

During the Option Period, the operator of all operations on the Property is Yale for a period of at least one year from the closing date of the agreement, afterwhich, at its choosing, Del Toro may become operator. The operator may delegate any management duties and responsibilities it deems necessary for the efficient operation of the Property and will be paid a management fee equal to fifteen percent (15%) of the Expenditures incurred on the Property provided that such payments to Yale may be offset by any management fees that Yale receives under the Joint Venture Agreement such that Yale will only receive total management fees under the Joint Venture Agreement and the Option Agreement equal to fifteen percent (15%) of Expenditures incurred on the Property. The operator agrees to provide to the other party an accounting of such management fees on a regular basis or whenever requested by the other party. During the Option Period, Yale and Del Toro agree they will have mutual voting power.

Plan of Operation

Our Plan of Operation is to conduct exploration activities on our Property, exercise the Option under the Option Agreement with Yale and subsequently enter into the Joint Venture Agreement with Yale. The Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Property is comprised of one mineral concession that covers approximately 2,391 hectares.

We intend to conduct a three phase exploration program on the Property at an aggregate estimated cost of $450,000. The first phase of our exploration program is intended to commence in September, 2009 and is anticipated to cost approximately $53,500. This phase is expected to consist of detailed geological mapping, hand trenching and prospecting. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. This phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000. A detailed breakdown of the proposed budget and work exploration program is as follows:

Estimated Dos Naciones Work Program Costs

Phase One

Detailed geological mapping, stripping and trenching	Cost
1 Geologist for 50 days @ $300 per day:	$15,000
3 Field Assistants for 50 days @ $100 per day:	$15,000
Food and accommodation @ $30 per man-day:	$6,000
Field supplies:	$1,000
Vehicle rental, fuel and maintenance:	$5,000
Analytical costs: 300 samples @ $30 per sample:	$9,000
Total geological mapping, stripping and trenching:	$51,000

Report preparation
For reporting on all of the above work, including drafting:	$2,500

Subtotal Phase One	$53,500

Phase Two

IP surveying in area of aeromagnetic low
15 days of surveying along cut grid lines with pickets
at 25 m intervals (slope distance)at an all-inclusive cost	$30,000
Diamond drilling to test mineralized vein structures at Josefina
500 meters at an all-inclusive (drilled, logged, split, sampled, water haul)
cost of $180 per meter:	$90,000
Diamond drilling to test mineralized vein structures at Dos
Naciones
300 meters at an all-inclusive (drilled, logged, split, sampled, water haul)
cost of $180 per meter:	$54,000

Subtotal Phase Two	$174,000

Phase Three
(contingent on IP anomalies from Phase Two work being determined to be favourable for testing with diamond drill holes)
Diamond drilling in area of IP chargeability anomalies

1,000 meters at an all-inclusive (drilled, logged, split, sampled, water haul)

cost of $180 per meter:	$180,000
Subtotal Phase Three	$180,000
Contingency 10%	$42,500
TOTAL THREE PHASE PROGRAM:	$450,000

We have not commenced our planned exploration program on the Property. Our plan of operation is to carry out exploration work on our Property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Property in accordance with the terms of our Option Agreement with Yale	$150,000
Resources Ltd.
Ongoing professional expenses associated with our company being a reporting issuer under the	$60,000
Securities Exchange Act of 1934
General and administrative expenses	$25,000
Total	$235,000

As of July 31, 2009 we had cash of $23,633. Presently we do not have enough funds to commence the initial phase of our work program, however, we will require additional funds to proceed with our plan of operation over the next twelve months. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. We plan to rely on the equity financing in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended July 31, 2009 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	13,717	6,329	53,865	63,526
Acquisition Costs	29,658	-	29,658	9,760
Exploration Costs	-	-	10,225	3,467
Net Loss	$(43,375)	$(6,329)	$(93,748)	$(76,753)

Revenues

We recently terminated our property option agreement on our King claims and acquired the Dos Naciones Property and have not earned any revenues to date.

Expenses

Our expenses for the three and nine month periods ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008
Accounting and auditing	5,042	3,900	10,104	17,840
Legal	5,229	2,479	27,741	28,135
Advertising and promotion	1,154	-	1,154	3,260
Amortization	231	-	694	-
Bank charges and interest	140	19	292	120
Consulting	-	-	2,185	10,000
Filing fees	1,765	-	5,766	-
Foreign exchange gain (loss)	(1,481)	(622)	(1,972)	(484)

Office expenses	1,637	350	7,156	1,669
Transfer agent	-	203	745	793
Travel	-	-	-	2,193
Total	$13,717	$6,329	$53,865	$63,526

General and Administrative

The increase in our general and administrative expenses for the three month period ended July 31, 2009 compared to July 31, 2008 was primarily due to: (i) an increase in legal; and (ii) the fact that we incurred advertising fees and filing fees during the three month period ended July 31, 2009 as compared to the same fiscal period in 2008.

The decrease in our general and administrative expenses for the nine month period ended July 31, 2009 compared to July 31, 2008 was primarily due to: (i) a decrease in accounting fees and consulting fees; and (ii) the fact that we did not incur any travel fees during the nine month period ended July 31, 2009 as compared to the same fiscal period in 2008.

Legal

Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements. Legal expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital
			Percentage
	As at	As at October	Increase /
	July 31, 2009	31, 2008	(Decrease)
Current Assets	$25,799	$3,092	734.4%
Current Liabilities	$7,996	$50,015	(84%	)
Working Capital	$17,803	$(46,923)	(137.9%	)

Cash Flows
	Nine Month Period	Nine Month Period	Percentage
	Ended	Ended	Increase /
	July 31, 2009	July 31, 2008	(Decrease)
Cash Used in Operating Activities	$(103,138)	$(41,612)	147.9%
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$126,546	$-	100%
Net Increase (Decrease) in Cash	$23,408	$(41,612)	(156.3%	)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $103,138 during the nine month period ended July 31, 2009 and $41,612 during the nine month period ended July 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

We used cash of $Nil in investing activities during the nine month period ended July 31, 2009.

Cash Provided by Financing Activities

We generated cash of $126,546 from financing activities during the nine month period ended July 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 9,835,135 shares of common stock issued and outstanding and 1,055,135 warrants outstanding. The warrants are exercisable at a price of $0.30 per share until June 30, 2011. We do not have any options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2009, our company has accumulated losses of $272,128 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Risks And Uncertainties

Risks Associated with Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Property without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Property. We intend to carry out an exploration program that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our mineral property. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Property, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

Because access to our mineral property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral property is restricted to the period between August to March of each year because the period between April and July are typically rainy season in the area. We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

As we undertake exploration of our mineral property, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in Mexico as we carry out our exploration program. We will be required to pay mining taxes to the Mexican government. We will be required to prove our compliance with relevant Mexican environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we initiate a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

Because our executive officers have limited experience in mineral exploration and do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers have limited experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral resource exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral property. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral resource exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral property with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail.

Because our executive officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Mark McLeary our President and Chief Executive Officer devotes approximately 50% of his working time on providing management services to us and Ezra Jimenez our Chief Financial Officer devotes approximately 25% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Related to Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since January 2006 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At July 31, 2009, we had working capital deficit of $272,128. We incurred a net loss of $43,375 for the three month period ended July 31, 2009 and $272,128 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production .Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated January 15, 2009, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our officers and directors.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on July 24, 2009 dated effective July 28, 2009 (filed as an exhibit to our Current Report on Form 8-K, filed on August 19, 2009)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.3	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)
10.4	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.5	Amendment to Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated March 11, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.6	Form of Subscription Agreement for the Private Placement Completed on June 30, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 8, 2009)
10.7	Option Agreement dated July 7, 2009 between Yale Resources Ltd. and our company (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 15, 2009)
10.8	Subscription Agreement between Mark McLeary and Candev Resource Exploration Inc. (incorporated by reference to an exhibit to Schedule 13D filed on July 16, 2009)
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
21.1	Subsidiary of Del Toro Silver Corp.: Minera Plata Del Toro S.A. de C.V., a Mexican corporation
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TORO SILVER CORP.

By
/s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief Executive Officer
(Principal Executive Officer)

Date: September 21, 2009

By
/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: September 21, 2009