Form 10-K
period 2009-10-31
DEL TORO SILVER CORP.
filed 2010-02-16
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400 – 409 Granville Street
Vancouver, British Columbia, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 775.338.2598

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[ x ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ] No [ x ]

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
[ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $666.000 based on a price of $0.20 per share, being the average bid and asked price of such common equity on the OTC Bulletin Board as of April 30, 2009.

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
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,835,135 shares of common stock as of February 12, 2010.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Del Toro” mean Del Toro Silver Corp., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

We were incorporated under the laws of the state of Nevada on January 9, 2006 under the name of Candev Resource Exploration, Inc. Effective July 28, 2009, we changed our name from “Candev Resource Exploration, Inc.” to “Del Toro Silver Corp.” On August 14, 2009, the name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 14, 2009 under the new stock symbol “DTOR”. We are an exploration stage mineral company. We own a 50% undivided interest in the Dos Naciones Project Property, located in the state of Sonora, Mexico. We also intend to acquire additional mineral claims in the future. Previously, we had entered into a property option agreement dated August 25, 2006 (the “King Property Option Agreement”) with Carl von Einsiedel pursuant to which we received a right and option to acquire a 100% interest in and to the King claims. On January 15, 2008 Candev amended the King Property Option Agreement. The Amended King Property Option Agreement was entered into for the purpose of increasing the number of claims covered by the option agreement including two (2) additional mining claims located in the Iskut River region in northwestern British Columbia: tenure numbers 552025 and 552026. We entered into a termination agreement dated December 3, 2008 with Carl von Einsiedel (the “Termination Agreement”) and effective as of October 31, 2008. Pursuant to the terms of the Termination Agreement the parties agreed to terminate the King Property Option Agreement and any amendments thereto. Both parties have released each other from any and all obligations and liabilities pursuant to the King Property Option Agreement.

To date, our activities have been limited to organizational matters, obtaining a geology report on the King claims and conducting our exploration program on the King Claims. We intend to focus our business on pursuing a three phase exploration program on the Dos Naciones Property. We also changed the address of our head office to 400 -409 Granville Street Vancouver, British Columbia V6C 1T2.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities.

Our Current Business

Our current business focus is to conduct exploration activities on our Dos Naciones Property, exercise the Option under the Option Agreement with Yale and subsequently enter into the Joint Venture Agreement with Yale. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

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

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program is intended to commence in March, 2010, subject to receipt of additional financing and is anticipated to cost approximately $53,500. The first phase is expected to consist of detailed geological mapping, hand trenching and prospecting. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. The second phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

We have not commenced our planned exploration program on the Dos Naciones Property. There was prior exploration on the property by our joint venture partner Yale Resources Ltd. Our plan of operation is to carry out exploration work on our Dos Naciones Property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property hold potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Dos Naciones Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our Dos Naciones Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Acquisition of Dos Naciones Property

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the Option to acquire a further 30% interest in, the Dos Naciones Property, located in state of Sonora, Mexico, in accordance with the terms of the Property Option Agreement with Yale dated July 7, 2009. In consideration of the transfer of a 50% undivided interest in the Property, we paid a purchase price of CAD$35,000. To exercise the Option to acquire a further 30% interest in the Property, we are required to issue securities of Del Toro and fund the Expenditures on the Dos Naciones Property in the following manner:

(i)

on or before July 7, 2010, we are required to issue 200,000 restricted shares of our common stock to Yale and fund expenditures on the exploration program on the Dos Naciones Property in the minimum amount of CDN$150,000;

(ii)

on or before July 7, 2011, we are required to issue 250,000 restricted shares of common stock of Del Toro to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$250,000; and

(iii)

on or before July 7, 2012, we are required to issue 350,000 restricted shares of common stock of Del Toro to Yale and fund expenditures on the exploration program on the Dos Naciones Property in the minimum amount of CDN$400,000.

During the term of the Option Agreement, if at any time prior to the exercise of the Option any of the following events occur then Yale will have the right to purchase all of our interest in the Dos Naciones Property for CDN$17,500 (the “Option Period”):

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

During the Option Period, the operator of all operations on the Dos Naciones Property is Yale for a period of at least one year from the closing date of the agreement, afterwhich, at its choosing, Del Toro may become operator. The operator may delegate any management duties and responsibilities it deems necessary for the efficient operation of the Dos Naciones Property and will be paid a management fee equal to fifteen percent (15%) of the Expenditures incurred on the Dos Naciones Property provided that such payments to Yale may be offset by any management fees that Yale receives under the Joint Venture Agreement such that Yale will only receive total management fees under the Joint Venture Agreement and the Option Agreement equal to fifteen percent (15%) of Expenditures incurred on the Dos Naciones Property. The operator agrees to provide to the other party an accounting of such management fees on a regular basis or whenever requested by the other party. During the Option Period, Yale and Del Toro agree they will have mutual voting power.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Governmental Regulations

In Mexico, mineral resources belong to the Mexican nation and all mining activity requires a concession from the federal government. A concession is granted over free land, pursuant to the first in time, first right principle, which establishes that the first person to request a concession over a portion of land will have the right to the same, provided all other requirements under the Mining Law of Mexico and its associated regulations are met.

A concession owner can perform:

  exploration works on the ground to identify mineral deposits and quantifying and evaluating economically viable reserves and accordingly perform work to develop areas containing mineral deposits; and

  exploitation works to detach and extract minerals from such deposits.

Only Mexican nationals or legal entities incorporated under Mexican law may hold concessions, although there are no restrictions on foreign ownership of such entities. Mining concessions are granted for 50 years, and can be renewed for another 50 years. The main obligations to keep them are the semi-annual payment of mining duties (taxes), based on the surface area of the concession, and the performance of work in the areas covered by the concessions, which is evidenced by minimum expenditures or by the production of ore.

In connection with mining and exploration activities in the Dos Naciones Property, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

Currently, we are not required to submit any environmental impact statement to the Mexican government for our proposed three phase exploration program on the Dos Naciones Property because exploration activities such as mapping and sampling do not require the preparation of the environmental impact statement. However, if, after we conduct our three phase exploration program on the Dos Naciones Property, we decided to conduct a full drilling program, we will have to prepare the environmental impact statement to be submitted to the Mexican government, which will describe the anticipated environmental impact of our planned drilling program, as well as outlining our planned actions to minimize any potential environmental damage. Studies required to support the environmental impact statement include a detailed analysis of the area, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts.

In reviewing the environmental impact statement, the Mexican government looks at potential impact on national Mexican environment, as well as reviewing for local concerns such as proximity to water supplies or potential interference with local farms. The Mexican government has ten days to respond after we file the environmental impact statement, and if it does not respond, authorization is deemed to have been granted. If the Mexican government does respond, then the time within which authorization will be granted can be increased to six to twelve months or longer. It is also possible that no authorization will be granted if the Mexican government is not satisfied that appropriate measure will be taken to protect the environment.

Employees

Currently our employees are our directors and officers, Mark McLeary and Ezra Jimenez. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our officers do not have employment agreements with us.

Subsidiaries

Our sole subsidiary is Minera Plata Del Toro S.A. de C.V. a Mexican corporation. The subsidiary is wholly owned by Del Toro.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

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

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Dos Naciones Property without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Dos Naciones Property. We intend to carry out an exploration program that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Dos Naciones Property. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Dos Naciones Property, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

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

Our executive officers have limited experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral resource exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral property. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral resource exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral property with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At October 31, 2009, we had working capital deficit of $23,552. We incurred a net loss of $135,825 for the year ended October 31, 2009 and $314,205 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production .Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated January 25, 2010, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 2.	PROPERTIES.

Executive Offices

As of the date of this report, our executive offices consist of 200 square feet are located at 400 - 409 Granville Street Vancouver, British Columbia V6C 1T2, Canada. We rent the office at a rate of $575 per month on a month to month basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

We own a 50% undivided interest in the Dos Naciones Property and have the option to acquire an additional 30% pursuant to the terms of our Option Agreement with Yale Resources Ltd. The mineral concession that forms the Dos Naciones property was staked by Minera Alta Vista, S.A. de C.V. (Minera Alta Vista), a Mexican company that is a subsidiary of Yale Resources Ltd. Mineral concession Dos Naciones, number 230649, was registered September 28, 2007 and expires September 27, 2057. The concession is registered by the Government of Mexico in Book 366 Page 155 Act 309. This exploration concession covers an area of 2930.8269 ha, and is currently registered in the name of Minera Alta Vista, S.A. de C.V. Title to the concession is currently held in the name of Minera Alta Vista, upon exercise of the Option by Del Toro, title to 80% of the concession will be transferred to Del Toro’s wholly owned Mexican subsidiary. The Dos Naciones mineral concession lies within the municipalities of Opodepe and Cucurpe, Sonora. Payments of $12,146 pesos are paid every semester, i.e., twice per year, to the Government of Mexico in order to maintain the rights to the mineral concession. Our joint venture partner Yale Resources Ltd. has spent approximately $150,000 on property exploration to date.

Technical Report

In accordance with its requirements under Canadian securities laws Del Toro received an National Instrument 43-101 technical report dated March 25, 2009 from its consulting geologist David J. Pawliuk respecting the Dos Naciones property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones Property to explore potential mineralization on the property. The report found that Dos Naciones Property hosts different styles of significant metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

The report also concluded that there were extensive areas of skarn occur within the Dos Naciones property at the La Espanola area, and at the Dos Naciones occurrence area. These skarns contain economic concentrations of copper, silver and gold. Skarns often form around the periphery of porphyry copper mineralization systems. A lead- and silver-bearing quartz vein occurs along a fault that strikes 130 degrees and dips 55 degrees to the northeast at the east side of the Dos Naciones occurrence area; this vein is approximately parallel the mineralized quartz veins at Josefina. The report further concluded that the geological setting of the Dos Naciones property area is favourable for bulk-tonnage porphyry copper deposits.

Description of Property, Location, Means and Access

The Dos Naciones property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico (See Figure 1 below). The Dos Naciones Property is located approximately 75 km southwest of the important Cananea mining district (Figure 1). The Dos Naciones Property is comprised of one mineral concession, or lote, that covers approximately 2,391 hectares. The Dos Naciones mineral concession measures approximately 5 km east-west by 5 km north-south; it surrounds the “CRUZ” concession, which covers an area of 100 hectares. The Dos Naciones Property is accessible via a gravel road that leads to Rancho Los Janos; this gravel road leads southward from the paved road between Magdalena de Kino and the village of Los Janos. The turnoff southwards to Rancho Los Janos is about 10 km east of the village of Cucurpe. Four-wheel-drive roads extend southwards beyond the ranch buildings and provide good access to all parts of the property. About 3 hours is required to drive from Hermosillo to the Dos Naciones Property.

There is a turf airstrip about 850 m long within the northeast corner of the concession area. However, this airstrip has been de-activated by erecting fence posts at intervals along the length of the airstrip, in order to prevent it’s use. There is an electrical powerline extending north from the village of Cucurpe to the Mina Santa Gertrudis, a former gold-producing mine located about 45 km north of the Dos Naciones Property. Cucurpe is about 20 km northwest of the Dos Naciones Property.

Figure 1 – Location of Dos Naciones Claim

U.S.A.
SONORA
2 NACIONES
HERMOSILLO
CD. OBREGON
U.S.A.
SONORA

GRAPHIC SCALE

0 50 100 250

KILOMETERS

Candev Resource Exploration Inc.					
DOS NACIONES PROPERTY LOCATION MAP					
NANOOSE GEOSERVICE					
SCALE:	1 : 5,000,000	DATE:	MARCH-2009	FIG:	1

Climate, Local Resources, Infrastructure And Physiography

The climate within the property area is semi-arid, typical of higher elevations in the Sonoran desert. Seasonal rains occur between April and July. The local ranchers have constructed dams along creek drainages within the property area, to collect runoff water for their livestock. Magdalena de Kino is the nearest community with fuel and full services. Magdalena de Kino is situated along the Pan-American Highway about 85 km south of the United States border at Nogales. The Dos Naciones Property area forms part of the Sierra El Jucaral, a north northwest trending mountain range on the western fringe of the Sierra Madre de Occidental. Elevations range between 1,140 and 1,690 m a.s.l. within the property area. The hillsides are moderately steep and thinly forested by scrub oak trees. Rock outcrop is exposed over about 10 to 20 per cent of the Dos Naciones Project property area.

North-central Sonora has undergone intermittent exploration since the time of the copper discoveries at Nacozari in 1660 and at Cananea in 1760 (Heylmun, 1996). Northern Sonora is one of the most important mining areas in Mexico. A variety of different types of mineral deposits have been mined within the region, including porphyry copper deposits at Cananea and Nacozari, Carlin-type gold deposits at Santa Gertrudis and Amelia, and gold-silver veins at Klondike and Las Chispas (Heylmun, 1996; Figure 1).

History of Exploration

Silver- and lead-bearing quartz veins have been mined in at least two places on the Dos Naciones property, at Josefina and at the Dos Naciones occurrence area. Historic workings on the Dos Naciones property include pits and short adits excavated to extract copper from skarns. Silver- and lead-bearing quartz veins have been mined at the Dos Naciones occurrence area, in the southwest corner of the Dos Naciones property. There is a 30 m deep shaft excavated within granitic intrusive rock at the Dos Naciones occurrence area. From the size of the mine dump piles, the writer estimates that at least 1,000 tonnes of vein material has been mined at Dos Naciones occurrence area. There has been limited historic mining of the copper- and iron-bearing skarns at the Dos Naciones occurrence area. One skarn body in this area extends across 100 m by 20 m, and the other skarn body is 180 m long by 75 m wide.

La Espanola area is on the eastern side of the Dos Naciones property. Minera Alta Vista has determined that six drillholes have been completed in the La Espanola area. Anecdotal evidence suggests that these holes were drilled during the 1990’s by Penoles, the largest mining company in Mexico. The results of this drilling are unknown to the Company’s consulting geologist. Minera Alta Vista is currently seeking additional information pertaining to these drill holes.

The most recent known exploration work on the Dos Naciones property was geological mapping and geochemical rock sampling by Minera Alta Vista, S.A. de C.V., a wholly owned subsidiary of Yale Resources Ltd. The geochemical rock sampling was mainly done in areas of historic workings within the property area. Results of this work indicated that economic concentrations of silver and lead are present in quartz veins which occur at two places on the property.

Geological Setting and Mineralization

The economic mineralization encountered to date on the Dos Naciones Project property is quartz veins containing galena, silver and minor gold. In addition, skarn or calc-silicate rocks at Dos Naciones locally contain gold, silver and copper. Thus, there have been at least two episodes of gold and silver mineralization at the Dos Naciones Property.

The geological setting of the Dos Naciones property is favourable for economic porphyry copper deposits. The Dos Naciones Project property area is within the Cananea district of northern Sonora. The Cananea district was mapped by Teran Martinez et al. (1999) of the Servicio Geologico Mexicano at 1:250,000 scale. A wide variety of sedimentary, igneous and metamorphic rocks of various ages occur in the region; the geologic history of this region is relatively complex. The oldest rock units within the property region are gneisses of Early Proterozoic age that belong to the Bamori Metamorphic Complex, which formed as a result of the Mazatazal Orogeny. These gneisses occur about 15 km to the south, and to the southeast, of the Dos Naciones property area. Granite of Proterozoic age is also exposed south of the property.

Areas of Cambrian age quartzite have been mapped within the Dos Naciones property. The next youngest rocks are extensive sedimentary and volcanic rocks of Jurassic age. These include rhyolite and sandstone of possible Early Jurassic age and younger sandstone, siltstone, argillite and minor limestone of Late Jurassic age; andesite flows are locally interstratified with the Late Jurassic sedimentary rocks. Late Jurassic sandstone hosts most of the gold and silver occurrences northeast of Cucurpe.

Limestone and shale of Cretaceous age overlie the Late Jurassic sedimentary rocks to the west of the Dos Naciones property. The stratified rock units are intruded by a large body of granodiorite and granite of Late Cretaceous and Early Tertiary age known as the Laramide Batholith. Cretaceous-aged limestone and shale are overlain by Tertiary rhyolite to the east of Dos Naciones. Tertiary conglomerate covers much of the property region, especially the sides of the wide, northerly trending valleys. Regional deformation has resulted in numerous faults crosscutting the Dos Naciones Property area. Most of these faults have likely been reactivated at different times. Regional-scale, northerly trending normal faults indicate that east-west crustal extension has occurred since the Tertiary Period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our company’s common stock is traded on the FINRA’s OTC Bulletin Board under the symbol “DTOR”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our company’s common stock began trading on July 12, 2007 under the symbol “CVRX”. On August 14, 2009, our symbol changed to “DTOR”. The following table reports high and low closing prices, on a quarterly basis, for our company’s common stock:

Quarter Ending	High	Low
October 31, 2009	$0.28	$0.05
July 31, 2009	$0.3	$0
April 30, 2009	$0.24	$0
January 31, 2009	$0.20	$0
October 31, 2008	$0.30	$0.05

Our transfer agent is Wall Street Transfer Agents Inc., of 12492 Harris Road, Pitt Meadows, BC, Canada V3Y 2J4; telephone number: 604-542-7440; facsimile: 604-465-7485.

Holders of our Common Stock

As of February 12, 2010, there were 29 registered stockholders holding 9,835,135 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

Other than as described below, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2009.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2009.

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

Plan of Operation

Our Plan of Operation is to conduct exploration activities on our Dos Naciones Property, exercise the Option under the Option Agreement with Yale and subsequently enter into the Joint Venture Agreement with Yale. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program is intended to commence in March, 2010 and is anticipated to cost approximately $53,500. This phase is expected to consist of detailed geological mapping, hand trenching and prospecting. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. This phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000. A detailed breakdown of the proposed budget and work exploration program is as follows:

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

We have not commenced our planned exploration program on the Dos Naciones Property. Our plan of operation is to carry out exploration work on our Dos Naciones Property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Dos Naciones Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our Dos Naciones Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Dos Naciones Property in accordance with the terms of our Option Agreement with Yale Resources Ltd.	$150,000
Ongoing professional expenses associated with our company being a reporting issuer under the	$60,000
Securities Exchange Act of 1934
General and administrative expenses	$25,000
Total	$235,000

As of October 31, 2009, we had cash of $738. Presently we do not have enough funds to commence the initial phase of our work program and we will require additional funds to proceed with our plan of operation over the next twelve months. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. We plan to rely on the equity financing in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended October 31, 2009 and 2008 which are included herein.

Our operating results for the years ended October 31, 2009 and 2008 are summarized as follows:

	Years Ended
	October31,
	2009	2008
Revenue	$-	$-
Operating Expenses	95,942	73,439
Mineral Property Acquisition Costs	29,658	9,760
Mineral Property Exploration Costs	10,225	3,467
Net Loss	$135,825	$86,666

Revenues

We terminated our property option agreement on our King claims and acquired the Dos Naciones Property and have not earned any revenues to date.

Expenses

Our expenses for the years ended October 31, 2009 and 2008 are outlined in the table below:

	Years Ended
	October 31,
	2009	2008

General and Administrative Expenses		-
Accounting and Auditing	$19,793	$28,420
Advertising and Promotion	1,311	3,260
Amortization	926	527
Bank Charges and Interest	338	142
Consulting Fee	2,185	10,000
Filing Fees	7,513	-
Foreign Exchange Loss (gain)	(1,675)	(5,164)
Legal	55,455	31,199
Meals and Entertainment	1,306	1,319
Office and Sundry	380	425
Rent	6,310	-
Shareholders’ communication	673	-
Telephone	621	-
Transfer Agent	745	1,118
Travel and Accommodations	61	2,193
Total General and Administrative Expenses	$95,942	$73,439

Mineral Expenses
Mineral Property Acquisition Costs	29,658	9,760
Mineral Property Exploration Costs	10,225	3,467
Total Mineral Expenses	$39,883	$13,227

Total Expenses	$135,825	$86,666

General and Administrative

The $49,159 increase in our general and administrative expenses for the year ended October 31, 2009 compared to October 31, 2008 was primarily due to: (i) an increase in legal fees; (ii) an increase in filing fees; (iii) an increase in rent; and (iv) an increase in acquisition expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal and accounting expenses will be ongoing during fiscal 2010 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	October 31, 2009	October 31, 2008	(Decrease)
Current Assets	$4,535	$3,092	46.7%
Current Liabilities	$28,087	$50,015	(43.8%	)
Working Capital (Deficiency)	$(23,552)	$(46,923)	(49.8%	)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2009	October 31, 2008	(Decrease)
Cash used in Operating Activities	$(126,523)	$(69,109)	83.1%
Cash used by Investing Activities	$-	$(4,530)	(100%	)
Cash provided by Financing Activities	$127,036	$31,234	306.7%
Net Increase (Decrease) in Cash	$513	$(42,405)	(101.2%	)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $126,523 during the year ended October 31, 2009 and $69,109 during the year ended October 31, 2008.

Cash From Investing Activities

We used cash in investing activities in the amount of $- during the year ended October 31, 2009 and $4,530 during the year ended October 31, 2008.

Cash from Financing Activities

We generated $127,036 from financing activities during the year ended October 31, 2009 compared to $31,234 during the year ended October 31, 2008.

Disclosure of Outstanding Share Data

As at the date of this annual report, we had 9,835,135 shares of common stock issued and outstanding and 1,055,135 warrants outstanding. The warrants are exercisable at a price of $0.30 per share until June 30, 2011. We do not have any options or shares of any other class issued and outstanding as at the date of this annual report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2009, our company has accumulated losses of $314,025 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The main accounting and valuation policies used by Del Toro are outlined in Note 3 to Del Toro’s audited financial statements accompanying this report. While not all of the significant accounting policies require difficult, subjective or complex judgments, Del Toro considers that the following accounting policies should be considered critical accounting policies:

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Integrated foreign operations are translated using the temporal method. All transactions initiated in foreign currencies are translated into U.S. dollars as follows:

a)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

b)	non-monetary assets at historical exchange rates; and

c)	revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses arising from the translation of foreign currencies are included in the determination of net loss for the period.

Recent Accounting Pronouncements

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”, codified as FASB ASC topic 820). It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”, codified as FASB ASC topic 825). It permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective May 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”, codified as FASB ASC 855-10-50). It establishes general standards of accounting for and disclosure of subsequent events. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2009

(Stated in US Dollars)

------INDEX ------

Report of Independent Registered Public Accountant
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders’ Equity (Deficit)
Notes to the Consolidated Financial Statements

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street
Vancouver, BC V6E 4T5
Tel: (604) 687-4511
Fax: (604) 687-5805
Toll Free: 1-800-351-0426
www.mackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Del Toro Silver Corp. (Formerly Candev Resource Exploration, Inc.)
(an Exploration Stage Enterprise)

We have audited the balance sheets of Del Toro Silver Corp. (Formerly Candev Resource Exploration, Inc.) (an Exploration Stage Enterprise) as at October 31, 2009 and 2008 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada	“MacKay LLP”
January 25, 2010	Chartered Accountants

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	2009	2008

ASSETS

Current Assets
Cash	$738	$225
Receivables	3,797	2,867

Total Current Assets	4,535	3,092
Property and equipment (Note 4)	3,077	4,003

Total Assets	$7,612	$7,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$28,087	$18,781
Due to director	-	31,234

Total Liabilities	28,087	50,015

Stockholders' Deficit
Capital Stock (Note 6)
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 9,835,135 (2008 - 8,780,000) common shares	9,835	8,780
Additional paid in capital	283,895	126,680
Deficit - Accumulated during exploration stage	(314,205)	(178,380)

Total Stockholders' Deficit	(20,475)	(42,920)

Total Liabilities and Stockholders' Deficit	$7,612	$7,095

Going concern (Note 2)

The accompanying notes are an integral part of these financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to	Year Ended	Year Ended
	October 31	October 31	October 31
	2009	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$72,945	$19,793	$28,420
Advertising and promotion	6,429	1,311	3,260
Amortization	1,453	926	527
Bank charges and interest	644	338	142
Consulting	12,185	2,185	10,000
Filing fees	7,513	7,513	-
Foreign exchange (gain) loss	(5,946)	(1,675)	(5,164)
Legal	126,019	55,455	31,199
Meals and entertainment	2,625	1,306	1,319
Office and sundry	1,621	380	425
Rent	6,310	6,310	-
Shareholders' communications	673	673	-
Telephone	621	621	-
Transfer agent	4,123	745	1,118
Travel and accommodation	2,254	61	2,193

	239,469	95,942	73,439

MINERAL PROPERTY EXPENSES (NOTE 7)
Acquisition	43,918	29,658	9,760
Exploration	30,818	10,225	3,467

	74,736	39,883	13,227

NET LOSS AND COMPREHENSIVE LOSS	$(314,205)	$(135,825)	$(86,666)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		9,135,566	8,780,000

The accompanying notes are an integral part of these financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to	Year Ended	Year Ended
	October 31	October 31	October 31
	2009	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(314,205)	$(135,825)	$(86,666)
Items not affecting cash
Shares issued for mineral property	11,960	-	9,760
Amortization	1,453	926	527
Foreign exchange loss (gain)	(5,946)	(1,675)	(5,164)
Changes in operating assets and liabilities
Receivables	(3,797)	(930)	(2,511)
Prepaid expenses and deposits	-	-	1,000
Accounts payable and accrued liabilities	34,033	9,306	8,781

Cash used in operating activities	(276,502)	(128,198)	(74,273)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	(4,530)

Cash used in investing activity	(4,530)	-	(4,530)

FINANCING ACTIVITIES
Advances from (to) director	-	(29,559)	36,398
Common stock issued for cash	281,770	158,270	-

Cash provided by financing activities	281,770	128,711	36,398

NET INCREASE (DECREASE) IN CASH	738	513	(42,405)

CASH, BEGINNING OF PERIOD	-	225	42,630

CASH, END OF PERIOD	$738	$738	$225

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO OCTOBER 31, 2009

(Stated in US Dollars)

				Deficit
				Accumulated	Total
	Common Shares (Note 6)		Additional	During	Stockholders'
	Number		Paid In	Exploration	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$ 5,500	$ -	$ -	$ 5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	158,270
Net loss for the year	-	-	-	(135,825)	(135,825)

Balance, October 31, 2009	9,835,135	$9,835	$283,895	$(314,205)	$(20,475)

The accompanying notes are an integral part of these financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $135,825 for the year ended October 31, 2009, and has an accumulated deficit of $314,205. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

3.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

	b)	Exploration Stage Company

The Company is considered to be in the Exploration stage. The Company is devoting substantially all of its present efforts to exploring and developing its mineral property interest.

	c)	Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	Mineral Property Exploration and Development

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

	e)	Property and equipment

Property and equipment are recorded at cost. Amortization is provided using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%

f)	Earnings per Share

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

g)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB’s accounting standard for income taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The Company accounts for uncertain income tax positions in accordance with FASB’s accounting standard for Accounting for Uncertainty in Income Taxes, which requires that that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	h)	Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

	i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

	j)	Derivative Instruments

As of October 31, 2009, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Integrated foreign operations are translated using the temporal method. All transactions initiated in foreign currencies are translated into U.S. dollars as follows:

		a)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
		b)	non-monetary assets at historical exchange rates; and
		c)	revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses arising from the translation of foreign currencies are included in the determination of net loss for the period.

	l)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB’s accounting standards for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, receivables, accounts payable and accrued liabilities and due from director approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	m)	Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB’s accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the standard includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As of October 31, 2009, the Company had no stock-based compensation plans nor had it granted options to employees.

	n)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As of October 31, 2009, the Company had no revenues to report.

	o)	Segmented Reporting

The Company reports segmented information in accordance with FASB’s accounting standard for Disclosure about Segments of an Enterprise and Related Information.

	p)	Recent Accounting Pronouncements

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”, codified as FASB ASC topic 820). It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”, codified as FASB ASC topic 825). It permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective May 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”, codified as FASB ASC 855-10-50). It establishes general standards of accounting for and disclosure of subsequent events. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	p)	Recent Accounting Pronouncements (continued)

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	PROPERTY AND EQUIPMENT

	October 31, 2009			October 31, 2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$598	$879	$1,255
Furniture and equipment	3,053	8,55	2,198	2,748
	$4,530	$1,453	$3,077	$4,003

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

5.	FINANCIAL INSTRUMENTS

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

As at October 31, 2009, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$627
Receivables	$4,108

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of October 31, 2009, Canadian dollar amounts were converted at a rate of $1.08 Canadian dollars to $1.00 U.S. dollar.

6.	CAPITAL STOCK

On January 13, 2006, the Company issued 5,500,000 common shares to the President of the Company valued at $0.001 per share, for total gross proceeds of $5,500.

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

On June 30, 2009, the Company completed a private placement of 1,055,135 units, with each unit consisting of one share of common stock and one common share purchase warrant, for gross proceeds of $158,270. Each warrant entitles the holder thereof to purchase one additional common share at a price of $0.30 per share for a period of two years expiring on June 30, 2011. There are no values assigned to the warrants.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

7.	MINERAL PROPERTIES

King Property

On August 25, 2006 (and as amended on January 15, 2008) the Company entered into an agreement to acquire a 100% interest in certain mineral claims that make up the King Property located in the Iskut River region in northwestern British Columbia. In order to earn this 100% interest, subject to a 2% Net Smelter Return royalty, the Company was required to make cash payments totalling $254,894 (Cdn$305,000) and issue 10,000 common shares over a five year period.

During the year ended October 31, 2008, the Company decided to cancel its option agreement relating to the King Property.

Dos Naciones Property

Effective July 9, 2009, the Company completed the acquisition of a 50% undivided interest, and an option (the “Option”) to acquire a further 30% interest in the Dos Naciones Project Property (the “Property”), located in state of Sonora, Mexico, in accordance with the terms of a property option agreement (the “Option Agreement”) with Yale Resources Ltd. (“Yale”), a company with an officer who is also an officer and director of the Company, dated July 7, 2009. In consideration of the transfer of a 50% undivided interest in the Property, the Company agreed to pay a purchase price of $29,658 (CAD$35,000) (paid). To exercise the Option to acquire a further 30% interest in the Property, the Company is required to issue securities and fund exploration, development and other expenditures (the “Expenditures”) on the Property in the following manner:

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

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(Stated in US Dollars)

8.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31,	October 31,
	2009	2008

Net loss before income taxes per financial statements	$(135,825)	$(86,666)
Income tax rate	34%	34%
Income tax recovery	(46,181)	(29,466)
Valuation allowance change	46,181	29,466

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at October 31, 2009 and 2008 are as follows:

	October 31,	October 31,
	2009	2008
Net operating loss carry forward	$106,760	$60,650
Valuation allowance	(106,760)	(60,650)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended October 31, 2009 and 2008. At October 31, 2009, the Company has net operating loss carryforwards, which expire commencing in 2026, totaling approximately $314,000.

9.	SEGMENTED INFORMATION

The Company’s interest in the Dos Naciones property is located in Mexico. All acquisition and exploration costs incurred during the year ended October 31, 2009 were incurred in Mexico. All of the Company’s other assets, liabilities and expenses are located/incurred in Canada.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 25, 2010 and has determined that there are no events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2009 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at February 12, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark McLeary	President, Secretary, Treasurer, Chief Executive Officer and Director	44	January 9, 2006
Ezra Jimenez	Chief Financial Officer and Director	44	July 17, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mark A. McLeary is our chief executive officer, president, secretary, treasurer and a director and has served in those capacities since our inception. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1991. He has worked in the financial planning industry for over 19 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients’ investments. Mr. McLeary is currently the president, chief executive officer and a director of Enviro Energy Capital Corp., a public company listed on the TSX Venture Exchange. Mr. McLeary has served in those capacities since the inception of Enviro Energy.

Ezra Jimenez is our chief financial officer and a director of our company and has served in those capacities since July 17, 2009. Mr. Jimenez has a Master of Law and an MBA from ITAM, Mexico City, Mexico. For 20 years Mr. Jimenez was a partner of Cornejo, Mendez, Gonzalez & Duarte, S.C. (CMGD) of Mexico City where he assisted foreign companies in structuring mergers and acquisitions. Mr. Jimenez has specialized in various aspects of Mexican Law including arbitration and negotiations, mining law, and environmental law. Currently, Mr. Jimenez is the Vice President, Operations and Chief Financial Officer of Yale Resources Ltd., a public company listed on the TSX Venture Exchange in Canada. He has served in that capacity for the past two years. We entered into a property option agreement with Yale Resources Ltd. on July 7, 2009 pursuant to which we acquired (effective July 9, 2009) a 50% undivided interest, and an option to acquire a further 30% interest in, the Dos Naciones Property, located in state of Sonora, Mexico.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the directors and officers described above.

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

Audit Committee

The Company’s audit committee is composed of its directors and officers, Mark McLeary and Ezra Jimenez.

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

Nomination Procedures For Appointment of Directors

As of February 12, 2010, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ezra Jimenez	1(1)	Nil	Nil

(1)	The named director filed a late Form 3 – Initial Statement of Beneficial Ownership which has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Mark McLeary(1) President, Secretary, Treasurer, Chief Executive Officer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ezra Jimenez(2) Chief Financial Officer	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)

Mark McLeary has been our president, secretary, treasurer, chief executive officer and chief financial officer since January 9, 2006. Mr. McLeary resigned as our chief financial officer on July 17, 2009.

(2)	Ezra Jimenez has been our chief financial officer since July 17, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with either Mr. McLeary or Mr. Jiminez. Generally, Mr. McLeary provides his services on a part-time basis without compensation. Mr. McLeary has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 12, 2010, there were 9,835,135 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Mark McLeary Suite 400 – 409 Granville Street Vancouver, BC V6C 1T2	5,810,000	59.1%
	Ezra Jiminez Suite 400 – 409 Granville Street Vancouver, BC V6C 1T	-	-
Common Stock	Directors and Officers as a group	5,810,000	59.1%
5% Stockholders
Common Stock	Mark McLeary Suite 400 – 409 Granville Street Vancouver, BC V6C 1T2	5,810,000	59.1%

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

(2)	The percentage of class is based on 9,835,135 shares of common stock issued and outstanding as of February 12, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mark McLeary is our chief executive officer, president and treasurer and Ezra Jimenez is our chief financial officer. As a result, we do not have any independent directors.

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

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our directors and officers. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on January 29, 2009.

Transactions with Independent Directors

Mark McLeary is our chief executive officer, president, secretary and treasurer and Ezra Jimenez is our chief financial officer. As a result, we do not have any independent directors.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with two members consisting of Mark McLeary and Ezra Jimenez. We have determined that Messrs. McLeary and Jimenez are not independent as that term is defined in National Instrument 52-110 due to the fact that they are directors and officers of our company.

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

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
Mark McLeary	Silver Sun Resource Corp. – TSX Venture Exchange
Ezra Jimenez	Yale Resources Ltd. – TSX Venture Exchange

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2009 and October 31, 2008 for professional services rendered by MacKay LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2009	Year Ended October 31, 2008
Audit Fees and Audit Related Fees	$15,000	$15,000
Tax Fees	$1,500	$2,000
All Other Fees	-	-
Total	$16,500	$17,000

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

Date: February 12, 2010

By	/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

Date: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief
Executive Officer and Director

Date: February 12, 2010

By	/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer and Director

Date: February 12, 2010