Form 10-Q
period 2010-01-31
DEL TORO SILVER CORP.
filed 2010-03-19
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400 – 409 Granville Street, Vancouver, British Columbia, Canada
(Address of principal executive offices) (zip code)

604 678-2531
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

Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 18, 2010, there were 9,835,135 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Balance Sheets

Interim Statements of Operations

Interim Statements of Cash Flows

Interim Statement of Stockholders’ Equity (Deficit)

Notes to the Interim Financial Statements

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	January 31	October 31
	2010	2009
ASSETS

Current Assets
Cash	$565	$738
Receivables	3,848	3,797

Total Current Assets	4,413	4,535
Property and equipment (Note 5)	2,901	3,077

Total Assets	$7,314	$7,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$34,253	$28,087

Stockholders' Deficit
Capital Stock (Note 8)
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 9,835,135 (2009 - 9,835,135) common shares	9,835	9,835
Additional paid in capital	283,895	283,895
Deficit - Accumulated during exploration stage	(320,669)	(314,205)

Total Stockholders' Deficit	(26,939)	(20,475)

Total Liabilities and Stockholders' Deficit	$7,314	$7,612

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	January 31	Three months ended January 31
	2010	2010	2009

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$75,945	$3,000	$2,538
Advertising and promotion	6,429	-	-
Amortization	1,629	176	231
Bank charges and interest	681	37	77
Consulting	12,185	-	-
Filing fees	7,513	-	-
Foreign exchange (gain) loss	(5,834)	112	(397)
Legal	129,099	3,080	7,093
Meals and entertainment	2,625	-	-
Office and sundry	1,621	-	694
Rent	6,310	-	2,860
Shareholders' communications	673	-	-
Telephone	680	59	41
Transfer agent	4,123	-	-
Travel and accommodation	2,254	-	-

	245,933	6,464	13,137

MINERAL PROPERTY EXPENSES
Acquisition	43,918	-	-
Exploration	30,818	-	-

	74,736	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(320,669)	$(6,464)	$(13,137)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		9,835,135	8,780,000

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	January 31	Three months ended January 31
	2010	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(320,669)	$(6,464)	$(13,137)
Items not affecting cash
Shares issued for mineral property	11,960	-	-
Amortization	1,629	176	231
Foreign exchange loss (gain)	(5,834)	112	(397)
Changes in operating assets and liabilities
Receivables	(3,848)	(51)	2,398
Prepaid expenses and deposits	-	-	3,448
Accounts payable and accrued liabilities	40,087	6,054	(587)

Cash used in operating activities	(276,675)	(173)	(8,044)

INVESTING ACTIVITIES
Equipment acquired	(4,530)	-	-

Cash used in investing activities	(4,530)	-	-

FINANCING ACTIVITIES
Advances from (to) director	-	-	28,397
Common stock issued for cash	281,770	-	-

Cash provided by financing activities	281,770	-	28,397

NET INCREASE (DECREASE) IN CASH	565	(173)	20,353

CASH, BEGINNING OF PERIOD	-	738	225

CASH, END OF PERIOD	$565	$565	$20,578

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO JANUARY 31, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
				Accumulated	Total
	Common Shares		Additional	During	Stockholders'
	Number		Paid In	Exploration	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	158,270
Net loss for the year	-	-	-	(135,825)	(135,825)

Balance, October 31, 2009	9,835,135	9,835	283,895	(314,205)	(20,475)

Net loss for the period	-	-	-	(6,464)	(6,464)

Balance, January 31, 2010	9,835,135	$9,835	$283,895	$(320,669)	$(26,939)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $6,464 for the period ended January 31, 2010, and has an accumulated deficit of $320,669. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

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

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2010

(Stated in US Dollars)

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

5.	PROPERTY AND EQUIPMENT

		January 31, 2010		October 31, 2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$664	$813	$879
Furniture and equipment	3,053	965	2,088	2,198
	$4,530	$1,629	$2,901	$3,077

6.	FINANCIAL INSTRUMENTS

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

As at January 31, 2010, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$454
Receivables	$4,115

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of January 31, 2010, Canadian dollar amounts were converted at a rate of $1.07 Canadian dollars to $1.00 U.S. dollar.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2010

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

8.	WARRANTS

At January 31, 2010, 1,055,135 warrants are outstanding at an exercise price of $0.30 per share until June 30, 2011.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there are no events to disclose.

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

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones Property in Mexico and exercising our option under the Option Agreement with Yale Resources Ltd. dated July 7, 2009. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

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

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program is intended to commence July 7, 2010, subject to receipt of additional financing and is anticipated to cost approximately $53,500. The first phase is expected to consist of detailed geological mapping, hand trenching and prospecting. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. The second phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2010 which are included herein.

Our operating results for the three month period ended January 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	January 31,
	2010	2009
Revenue	$-	$-
Operating Expenses	6,464	13,137
Net Loss	$6,464	$13,137

Revenues

We not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three month period ended January 31, 2010 and 2009 are outlined in the table below:

			Percentage
	Three Months Ended		Increase /
	January 31		(Decrease)
	2010	2009

General and Administrative Expenses
Professional Fees	$6,080	$9,631	(36.8%	)
Amortization	176	231	(23.8%	)
Bank Charges and Interest	37	77	(51.9%	)
Foreign Exchange Loss (gain)	112	(397)	(128.2%	)
Office expenses	59	3,595	(98.4%	)
Transfer Agent	-	-	N/A
Total	$6,464	$13,137	(50.8%	)

General and Administrative

The $6,673 decrease in our general and administrative expenses for the three month period ended January 31, 2010 compared to January 31, 2009 was primarily due to: (i) a $3,551 decrease in professional fees; and (ii) a $3,536 decrease in office expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees decreased by 36.8% during the period ended January 31, 2010 primarily due to the fact that the Company was inactive. Professional fees are expected to increase during fiscal 2010 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital
			Percentage
	As at	As at October	Increase /
	January 31, 2010	31, 2009	(Decrease)
Current Assets	$4,413	$21,047	(79.03%	)
Current Liabilities	$34,253	$80,876	(57.6%	)
Working Capital	$(29,840)	$(23,552)	(26.7%	)

Cash Flows
	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	January 31, 2010	January 31, 2009	(Decrease)
Cash used in Operating Activities	$(173)	$(8,044)	(97.8%	)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$-	$28,397	(100%	)
Net Increase (Decrease) in Cash	$(173)	$20,353	(100.8%	)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of the date of this report we had cash of $565, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($173) during the three period ended January 31, 2010 and ($8,044) during the three month period ended January 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended January 31, 2010.

Cash from Financing Activities

We generated cash of $Nil from financing activities during the three month period ended January 31, 2010 compared to cash of $28,397 generated from financing activities during the three month period ended January 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 9,835,135 shares of common stock issued and outstanding, and 1,055,135 warrants outstanding. The warrants are exercisable at a price of $0.30 per share until June 30, 2011. The Company does not have any options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2010, our company has accumulated losses of $320,669 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Dos Naciones Property, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At January 31, 2010, we had working capital deficit of ($29,840). We incurred a net loss of $6,464 for the three month period ended January 31, 2010 and $320,669 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED)

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

Date: March 18, 2010

By
/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: March 18, 010