Form 10-Q
period 2010-04-30
DEL TORO SILVER CORP.
filed 2010-06-21
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
Yes [ ] No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 18, 2010, there were 9,835,135 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Consolidated Balance Sheets

Interim Consolidated Statements of Operations

Interim Consolidated Statements of Cash Flows

Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Notes to the Interim Consolidated Financial Statements

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	April 30	October 31
	2010	2009
ASSETS

Current Assets
Cash	$222	$738
Receivables	5,394	3,797

Total Current Assets	5,616	4,535
Property and equipment (Note 5)	2,725	3,077

Total Assets	$8,341	$7,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$61,730	$28,087
Due to director (Note 6)	5,636	-

Total Liabilities	67,366	28,087

Stockholders' Deficit
Capital Stock
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 9,835,135 (2009 - 9,835,135) common shares	9,835	9,835
Additional paid in capital	283,895	283,895
Deficit - Accumulated during exploration stage	(352,755)	(314,205)

Total Stockholders' Deficit	(59,025)	(20,475)

Total Liabilities and Stockholders' Deficit	$8,341	$7,612

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	April 30	Three months ended April 30		Six months ended April 30
	2010	2010	2009	2010	2009

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$82,965	$7,020	$2,524	$10,020	$5,062
Advertising and promotion	6,429	-	-	-	-
Amortization	1,805	176	232	352	463
Bank charges and interest	1,089	408	75	445	152
Consulting	12,185	-	2,185	-	2,185
Filing fees	8,920	1,407	3,307	1,407	4,001
Foreign exchange (gain) loss	(4,983)	851	(94)	963	(491)
Legal	133,182	4,083	15,419	7,163	22,512
Meals and entertainment	3,197	572	1,000	572	1,000
Office and sundry	1,661	40	168	40	168
Rent	9,667	3,357	1,205	3,357	4,065
Shareholders' communications	673	-	-	-	-
Telephone	1,194	514	245	573	286
Transfer agent	5,478	1,355	745	1,355	745
Travel and accommodation	2,254	-	-	-	-

	265,716	19,783	27,011	26,247	40,148

MINERAL PROPERTY EXPENSES
Acquisition	43,918	-	-	-	-
Exploration	43,121	12,303	10,225	12,303	10,225

	87,039	12,303	10,225	12,303	10,225

NET LOSS AND COMPREHENSIVE LOSS	$(352,755)	$(32,086)	$(37,236)	$(38,550)	$(50,373)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		9,835,135	8,780,000	9,835,135	8,780,000

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	April 30	Three months ended April 30		Six months ended April 30
	2010	2010	2009	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(352,755)	$(32,086)	$(37,236)	$(38,550)	$(50,373)
Items not affecting cash
Shares issued for mineral property	11,960	-	-	-	-
Amortization	1,805	176	232	352	463
Foreign exchange loss (gain)	(4,983)	851	-	963	-
Changes in operating assets and liabilities
Receivables	(5,394)	(1,546)	(1,770)	(1,597)	628
Prepaid expenses and deposits	-	-	-	-	-
Accounts payable and accrued liabilities	66,713	26,626	(6,688)	32,680	(3,240)

Cash used in operating activities	(282,654)	(5,979)	(45,462)	(6,152)	(52,522)

INVESTING ACTIVITIES
Deposit paid	-	-	(14,063)	-	(14,063)
Equipment acquired	(4,530)	-	-	-	-

Cash used in investing activities	(4,530)	-	(14,063)	-	(14,063)

FINANCING ACTIVITIES
Advances from (to) director	5,636	5,636	(30,647)	5,636	(31,234)
Advances received	-	-	87,020	-	115,020
Common stock issued for cash	281,770	-	-	-	-

Cash provided by financing activities	287,406	5,636	56,373	5,636	83,786

NET INCREASE (DECREASE) IN CASH	222	(343)	(3,152)	(516)	17,201

CASH, BEGINNING OF PERIOD	-	565	20,578	738	225

CASH, END OF PERIOD	$222	$222	$17,426	$222	$17,426

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO APRIL 30, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
				Accumulated	Total
	Common Shares		Additional	During	Stockholders'
	Number		Paid In	Exploration	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	158,270
Net loss for the year	-	-	-	(135,825)	(135,825)

Balance, October 31, 2009	9,835,135	9,835	283,895	(314,205)	(20,475)

Net loss for the period	-	-	-	(38,550)	(38,550)

Balance, April 30, 2010	9,835,135	$9,835	$283,895	$(352,755)	$(59,025)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $38,550 for the period ended April 30, 2010, and has an accumulated deficit of $352,755. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

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

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

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

5.	PROPERTY AND EQUIPMENT

	April 30, 2010			October 31, 2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$730	$747	$879
Furniture and equipment	3,053	1,075	1,978	2,198
	$4,530	$1,805	$2,725	$3,077

6.	DUE TO DIRECTOR

The amount due to the Company’s director is non-interest bearing, unsecured and has no specific repayment terms.

7.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities and amounts due to director. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

As at April 30, 2010, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$99
Receivables	$5,749
Accounts payable	$39,183

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of April 30, 2010, Canadian dollar amounts were converted at a rate of $1.02 Canadian dollars to $1.00 U.S. dollar.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

(Stated in US Dollars)

8.	DOS NACIONES PROPERTY

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

9.	WARRANTS

At April 30, 2010, 1,055,135 warrants are outstanding having an exercise price of $0.30 per share until June 30, 2011.

10.	SUBSEQUENT EVENTS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended April 30, 2010 which are included herein.

Our operating results for the three month period ended April 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Operating Expenses	19,783	27,011	26,247	40,148
Acquisition Costs	-	-	-	-
Exploration Costs	12,303	10,225	12,303	10,225
Net Loss	($32,086)	($37,236)	($38,550)	($50,373)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and six month periods ended April 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Six Months Ended
		April 30		April 30
	2010	2008	2010	2009
General and Administrative Expenses
Professional Fees	$12,510	$23,435	$18,590	$33,760
Amortization	176	232	352	463
Bank Charges and Interest	408	75	445	152
Foreign Exchange Loss (gain)	851	(94)	963	(491)
Office expenses	4,483	2,618	4,542	5,519
Transfer Agent	1,355	745	1,355	745
Total	$19,783	$27,011	$26,247	40,148

General and Administrative

The $7,228 decrease in our general and administrative expenses for the three month period ended April 30, 2010 compared to April 30, 2009 was primarily due to a $10,925 decrease in professional fees.

The $13,901 decrease in our general and administrative expenses for the six month period ended April 30, 2010 compared to April 30, 2009 was primarily due to a decrease in professional fees.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees decreased by 46.6% during the period ended April 30, 2010 primarily due to the fact that the prior period included increased professional expenses relating to the filing of the Company’s registration statement on Form S-1. Professional fees are expected to increase during fiscal 2010 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	April 30, 2010	31, 2009	(Decrease)
Current Assets	$5,616	$4,535	23.8%
Current Liabilities	$67,366	$28,087	139.8%
Working Capital	$(61,650)	$(23,552)	161.8%

Cash Flows

	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	April 30, 2010	April 30, 2009	(Decrease)
Cash used in Operating Activities	$(5,979)	$(45,462)	(86.8%	)
Cash provided by Investing Activities	$-	$(14,063)	(100%	)
Cash provided by Financing Activities	$5,636	$56,373	(90%	)
Net Increase (Decrease) in Cash	$(343)	$(3,152)	(89.1%	)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of the date of this report we had cash of $222, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($5,979) during the three period ended April 30, 2010 and ($45,462) during the three month period ended April 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended April 30, 2010.

Cash from Financing Activities

We generated cash of $5,636 from financing activities during the three month period ended April 30, 2010 compared to cash of $56,373 generated from financing activities during the three month period ended April 30, 2009.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2010, our company has accumulated losses of $352,755 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At April 30, 2010 we had working capital deficit of ($61,650). We incurred a net loss of $32,086 for the three month period ended April 30, 2010 and $352,755 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 18, 2010

By
/s/ Ezra Jimenz
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: June 18, 2010