Form 10-Q
period 2010-07-31
DEL TORO SILVER CORP.
filed 2010-09-20
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes [ ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 17, 2010, there were confirm 10,185,135 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Interim Consolidated Statement of Stockholders’ Equity (Deficit)
Notes to the Interim Consolidated Financial Statements

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	July 31	October 31
	2010	2009
ASSETS

Current Assets
Cash	$186	$738
Receivables	5,474	3,797

Total Current Assets	5,660	4,535
Property and equipment (Note 5)	2,550	3,077

Total Assets	$8,210	$7,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$64,243	$28,087
Due to director (Note 6)	6,691	-

Total Liabilities	70,934	28,087

Stockholders' Deficit
Capital Stock
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 10,185,135 (2009 - 9,835,135) common shares	10,185	9,835
Additional paid in capital	359,045	283,895
Deficit - Accumulated during exploration stage	(431,954)	(314,205)

Total Stockholders' Deficit	(62,724)	(20,475)

Total Liabilities and Stockholders' Deficit	$8,210	$7,612

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to
	July 31	Three months ended July 31		Nine months ended July 31
	2010	2010	2009	2010	2009

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$83,595	$630	$5,042	$10,650	$10,104
Advertising and promotion	6,429	-	1,154	-	1,154
Amortization	1,980	175	231	527	694
Bank charges and interest	1,125	36	140	481	292
Consulting	12,185	-	-	-	2,185
Filing fees	9,474	554	1,765	1,961	5,766
Foreign exchange (gain) loss	(5,480)	(497)	(1,481)	466	(1,972)
Legal	134,397	1,215	5,229	8,378	27,741
Meals and entertainment	3,197	-	-	572	1,000
Office and sundry	1,661	-	127	40	295
Rent	11,109	1,442	1,324	4,799	5,389
Shareholders' communications	673	-	-	-	-
Telephone	1,338	144	186	717	472
Transfer agent	5,478	-	-	1,355	745
Travel and accommodation	2,254	-	-	-	-

	269,415	3,699	13,717	29,946	53,865

MINERAL PROPERTY EXPENSES
Acquisition	119,418	75,500	29,658	75,500	29,658
Exploration	43,121	-	-	12,303	10,225

	162,539	75,500	29,658	87,803	39,883

NET LOSS AND COMPREHENSIVE LOSS	$(431,954)	$(79,199)	$(43,375)	$(117,749)	$(93,748)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		9,946,005	9,135,535	9,872,498	8,899,814

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	July 31	Nine months ended July 31
	2010	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(431,954)	$(117,749)	$(93,748)
Items not affecting cash
Shares issued for mineral property	87,460	75,500	-
Amortization	1,980	527	694
Foreign exchange loss (gain)	(5,480)	466	(1,972)
Changes in operating assets and liabilities
Receivables	(5,474)	(1,677)	701
Accounts payable and accrued liabilities	69,723	35,690	(10,785)

Cash used in operating activities	(283,745)	(7,243)	(105,110)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-

Cash used in investing activity	(4,530)	-	-

FINANCING ACTIVITIES
Advances from (to) director	6,691	6,691	(29,262)
Common stock issued for cash	281,770	-	157,780

Cash provided by financing activities	288,461	6,691	128,518

NET INCREASE (DECREASE) IN CASH	186	(552)	23,408

CASH, BEGINNING OF PERIOD	-	738	225

CASH, END OF PERIOD	$186	$186	$23,633

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO JULY 31, 2010
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
				Accumulated	Total
	Common Shares		Additional	During	Stockholders'
	Number		Paid In	Exploration	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	95,000
Net loss for the period	-	-	-	(22,176)	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	101,324

Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	2,200
Net loss for the year	-	-	-	(69,538)	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	33,986

Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	9,760
Net loss for the year	-	-	-	(86,666)	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	(42,920)

Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	158,270
Net loss for the year	-	-	-	(135,825)	(135,825)

Balance, October 31, 2009	9,835,135	9,835	283,895	(314,205)	(20,475)

Shares issued for mineral property @ $0.17 on June 25, 2010	150,000	150	25,350	-	25,500
Shares issued for mineral property @ $0.25 on July 7, 2010	200,000	200	49,800	-	50,000
Net loss for the period	-	-	-	(117,749)	(117,749)

Balance, July 31, 2010	10,185,135	$10,185	$359,045	$(431,954)	$(62,724)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $117,749 for the period ended July 31, 2010, and has an accumulated deficit of $431,954. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

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
JULY 31, 2010

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

5.	PROPERTY AND EQUIPMENT

	July 31, 2010			October 31, 2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$796	$681	$879
Furniture and equipment	3,053	1,184	1,869	2,198
	$4,530	$1,980	$2,550	$3,077

6.	DUE TO DIRECTOR

The amount due to the Company’s director is non-interest bearing, unsecured and has no specific repayment terms.

7.	FINANCIAL INSTRUMENTS

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

As at July 31, 2010, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$85
Receivables	$5,629
Accounts payable	$45,902

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of July 31, 2010, Canadian dollar amounts were converted at a rate of $1.028 Canadian dollars to $1.00 U.S. dollar.

DEL TORO SILVER CORP.
(FORMERLY CANDEV RESOURCE EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

(Stated in US Dollars)

8.	DOS NACIONES PROPERTY

Effective July 9, 2009, the Company completed the acquisition of a 50% undivided interest, and an option (the “Option”) to acquire a further 30% interest in the Dos Naciones Project Property (the “Property”), located in state of Sonora, Mexico, in accordance with the terms of a property option agreement (the “Option Agreement”) with Yale Resources Ltd. (“Yale”) dated July 7, 2009 and amended on June 25, 2010, pursuant to which the Company issued 150,000 shares of common stock to Yale. In consideration of the transfer of a 50% undivided interest in the Property, the Company agreed to pay a purchase price of $29,658 (CAD$35,000) (paid). To exercise the Option to acquire a further 30% interest in the Property, the Company is required to issue securities and fund exploration, development and other expenditures (the “Expenditures”) on the Property in the following manner:

	i)	on or before July 7, 2010, issue 200,000 restricted shares of common stock to Yale (issued);

	ii)	on or before July 7, 2011, issue 250,000 restricted shares of common stock to Yale and fund expenditures on the exploration program on the Property in the minimum amount of CDN$400,000; and

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

At July 31, 2010, 1,055,135 warrants are outstanding having an exercise price of $0.30 per share until June 30, 2011.

10.	SUBSEQUENT EVENTS

On September 8, 2010, the Company issued a convertible note for proceeds of $55,000, bearing interest at 8% per annum and maturing on May 27, 2011. The note is convertible into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after February 21, 2011.

Effective September 7, 2010, the Company adopted a stock option plan whereby the Company may grant stock options to directors, officers, employees and consultants, to acquire up to a total of 5,000,000 shares of the Company’s common stock. On September 7, 2010 1,500,000 options were granted to the Company’s directors, exercisable at a price of $0.10 per share until September 7, 2012.

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

Recent Corporate Developments

Since the commencement of our third quarter ended July 31, 2010, we experienced the following significant corporate developments:

1.

We entered into an Amendment Agreement with Yale Resources Ltd. dated as of June 25, 2010 pursuant to which we amended the Option Agreement with Yale dated July 7, 2009. Under the terms of the Amendment Agreement Yale agreed to waive the condition in the original option agreement that required the completion of $150,000 of expenditures on the Dos Naciones property by July 7, 2010 in consideration of the Company issuing an additional 150,000 shares of its common stock to Yale and agreeing to amend the condition set out in s. 2.2.2(ii) of the Option Agreement to increase the expenditures to be incurred on the Dos Naciones Property from $250,000 to $400,000 by July 7, 2011. All other terms of the Option Agreement remain unchanged. We issued the securities to Yale in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. The Company has notified Yale that they intend to continue their work program at Dos Naciones property during the next fiscal quarter. This work is planned to include detailed mapping, trenching and sampling at both the Mina Josefina silver-lead zone and the La Espanola skarn zone with the goal to delineate drill targets. In addition to planning the upcoming work program, the Company is investigating the opportunity of purchasing detailed exploration data, including drill holes and geophysics from the previous owner of Dos Naciones, Industrias Penoles. The Company also intends to complete a satellite imaging report on the property during the next fiscal quarter.

2.

In July, 2010 the Company’s operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. The Company intends to submit the sample results from the summer work program to an assay lab to confirm the sampling results.

3.

Effective July 26, 2010, we entered into an Investor Relations Agreement with Goal Capital LLC, a Nevada-based consulting company. Pursuant to the terms of the agreement, Goal Capital LLC agreed to provide public relations, communications, advisory and consulting services to the Company for a period of one year in consideration of 100,000 restricted shares of the Company’s common stock. The agreement may be extended by mutual agreement of the parties or terminated at any time upon 30 days’ written notice by either party.

4.

Effective August 2, 2010, we signed a letter of intent with Mayo Gold Ltd., a private exploration company to acquire a fifty percent undivided interest in Mayo Gold’s San Marcial and Papago Properties (the “Properties”) in the Sonora State. The Property concessions total approximately 26,820 hectares in the Sonoran gold belt of which previous work completed include mapping, sampling, geochemistry and 1,500 meters of drilling. A Technical Report (NI 43-101 compliant) was completed in May, 2007 by Scott Wilson Roscoe Postle and Associates Inc. The Letter of Intent is for discussion purposes only and does not constitute a binding agreement or commitment of any nature between the parties. The Transaction is subject to the parties entry into a Definitive Agreement with customary terms on or before October 29, 2010. Following completion of the Company’s due diligence, the Company has determined not to proceed with the Mayo Gold project.

5.

Effective September 8, 2010 we closed a convertible debt financing with Asher Enterprises, Inc. pursuant to a securities purchase agreement dated August 25, 2010. Under the terms of the Agreement we issued an 8% convertible note of the Company, in the aggregate principal amount of $55,000 (the “Note”), which Note matures on May 27, 2011 and may be converted into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from August 25, 2010, subject to adjustments as further set out in the Note. The Company has the right to prepay the Note within 180 days of August 25, 2010, in consideration of the payment of an amount in cash equal to 150%, multiplied by the sum of: the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal. The Company received the $55,000 principal under the Note on September 8, 2010. The Note was issued to Asher Enterprises, Inc. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to the Company that they were an “accredited investor” as such term is defined in Regulation D.

6.

Effective September 1, 2010, we appointed Richard Tschauder as a director of the Company. Mr. Tschauder is the President and COO of Bueno de Oro Inc., a private geological management company specializing in project management services in Mexico. Mr. Tschauder has over 30 years of mining and exploration experience. He was the former chief geologist of Hecla Mining for 15 years where he was instrumental in the development of the Golden Promise deposit. Mr. Tschauder has a Bachelor of Science in Geology from the University of New Mexico and attended the Colorado School of Mines.

7.

Effective September 7, 2010 we adopted our 2010 Stock Option Plan. The purpose of our 2010 Stock Option Plan is to retain the services of valued key employees and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of 5,000,000 shares of our common stock. Also on September 7, 2010 we granted options to acquire an aggregate of 1,500,000 shares of common stock to each of our directors Mark McLeary, Ezra Jiminez and Richard Tschauder. Each director received 500,000 non qualified stock options exerciseable to acquire shares of the Company’s common stock at a price of $0.10 per share until September 7, 2012. All of the options vest immediately.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones Property in Mexico and exercising our option under the Option Agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

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

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program commenced in July, 2010. The first phase consists of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 the Company’s operator on the Dos Nactiones property engaged geological consultants to conduct mapping and sampling on the property. The Company intends to submit the sample results from the summer work program to an assay lab to confirm the sampling results. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. The second phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2010 which are included herein.

Our operating results for the three and nine month period ended July 31, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Operating Expenses	3,699	13,717	29,946	53,865
Acquisition Costs	75,500	29,658	75,500	29,658
Exploration Costs	-	-	12,303	10,225
Net Loss	($79.199)	($43,375)	($117,749)	($93,748)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and nine month periods ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
General and Administrative Expenses
Accounting and auditing	$630	$5,042	$10,650	$10,104
Legal	1,215	5,229	8,378	27,741
Advertising and promotion	-	1,154	-	1,154
Amortization	175	231	527	694
Bank Charges and Interest	36	140	481	292
Consulting	-	-	-	2,185
Filing fees	554	1,765	1,961	5,766
Foreign exchange gain (loss)	(497)	(1,481)	466	(1,972)
Office expenses	1,586	1,637	6,128	7,156
Transfer agent	-	-	1,355	745
Total	$3,699	$13,717	$29,946	53,865

General and Administrative

The $10,018 decrease in our general and administrative expenses for the three month period ended July 31, 2010 compared to July 31, 2009 was primarily due to a $4,014 decrease in legal fees.

The $23,919 decrease in our general and administrative expenses for the nine month period ended July 31, 2010 compared to July 31, 2009 was primarily due to a $19,363 decrease in legal fees.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees decreased by 87.5% during the period ended July 31, 2010 primarily due to the fact that the prior period included increased professional expenses relating to the filing of the Company’s registration statement on Form S-1. Professional fees are expected to increase during fiscal 2010 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	July 31, 2010	31, 2009	(Decrease)
Current Assets	$5,660	$4,535	24.8%
Current Liabilities	$70,934	$28,087	152.6%
Working Capital	$(65,274)	$(23,552)	177.1%

Cash Flows
	Nine Month Period	Nine Month Period	Percentage
	Ended	Ended	Increase /
	July 31, 2010	July 31, 2009	(Decrease)
Cash used in Operating Activities	$(7,243)	$(105,110)	(93.1%	)
Cash provided by Investing Activities	$-	$-	NA
Cash provided by Financing Activities	$6,691	$128,518	(94.8%	)
Net Increase (Decrease) in Cash	$(552)	$23,408	(102.4%	)

We anticipate that we will incur approximately $56,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of the date of this report we had cash of $53,000, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($7,243) during the nine period ended July 31, 2010 and ($105,110) during the nine month period ended July 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the nine month period ended July 31, 2010 or July 31, 2009.

Cash from Financing Activities

We generated cash of $6,691 from financing activities during the nine month period ended July 31, 2010 compared to cash of $128,518 generated from financing activities during the nine month period ended July 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 10,185,135 shares of common stock issued and outstanding, and confirm 1,055,135 warrants outstanding. The warrants are exercisable at a price of $0.30 per share until June 30, 2011. On September 7, 2010 we granted options to acquire an aggregate of 1,500,000 shares of common stock to each of our directors Mark McLeary, Ezra Jiminez and Richard Tschauder. Each director received 500,000 non qualified stock options exerciseable to acquire shares of the Company’s common stock at a price of $0.10 per share until September 7, 2012. All of the options vest immediately.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2010, our company has accumulated losses of $431,954 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At July 31, 2010 we had a working capital deficit of ($65,274). We incurred a net loss of $79,199 for the three month period ended July 31, 2010 and $431,954 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as disclosed below, there were no equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933.

1.

Effective June 25, 2010, we issued 350,000 shares of common stock to Yale Resources Ltd. pursuant to the Agreement. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

2.

Effective September 8, 2010 we closed a convertible debt financing with Asher Enterprises, Inc. pursuant to a securities purchase agreement dated August 25, 2010. Under the terms of the Agreement in connection we issued an 8% convertible note of the Company, in the aggregate principal amount of $55,000 (the “Note”), which Note matures on May 27, 2011 and may be converted into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from August 25, 2010, subject to adjustments as further set out in the Note. The Company has the right to prepay the Note within 180 days of August 25, 2010, in consideration of the payment of an amount in cash equal to 150%, multiplied by the sum of: the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal. The Company received the $55,000 principal under the Note on September 8, 2010. The Note was issued to Asher Enterprises, Inc. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to the Company that they were an “accredited investor” as such term is defined in Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws and Amendments (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on July 24, 2009 dated effective July 28, 2009 (filed as an exhibit to our Current Report on Form 8-K, filed on August 19, 2009)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.3	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)
10.4	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.5	Amendment to Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated March 11, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.6	Form of Subscription Agreement for the Private Placement Completed on June 30, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 8, 2009)
10.7	Option Agreement dated July 7, 2009 between Yale Resources Ltd. and our company (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 15, 2009)
10.8	Subscription Agreement between Mark McLeary and Candev Resource Exploration Inc. (incorporated by reference to an exhibit to Schedule 13D filed on July 16, 2009)
10.9	Amendment to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on June 29, 2010)
10.10*	Investor Relations Agreement with Goal Capital LLC dated July 15, 2010
10.11*	Convertible Promissory Note dated August 25, 2010
10.12*	Securities Purchase Agreement dated August 25, 2010
10.13*	2010 Stock Option Plan
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TORO SILVER CORP.

By
/s/ Mark McLeary
Mark McLeary
President, Secretary, Treasurer, Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2010

By
/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: September 20, 2010