Form 10-K
period 2010-10-31
DEL TORO SILVER CORP.
filed 2011-02-15
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400 – 409 Granville Street
Vancouver, British Columbia, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.678.2531

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $365,929 based on a price of $0.11 per share, being the average bid and asked price of such common equity on the OTC Bulletin Board as of April 30, 2010.

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
Yes [   ]     No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,535,135 shares of common stock as of February 11, 2011.

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
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our mineral property and business strategy

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

ITEM 1. BUSINESS

General

Del Toro Silver Corp (the “Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp. On August 14, 2009, the name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 14, 2009 under the new stock symbol “DTOR”.

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones Property in Mexico and exercising our option under the Option Agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010 and October 21, 2010. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares. See “Our Current Business”, below.

The Company’s head office is located at Suite 400 – 409 Granville Street, Vancouver, BC V6C 1T2, Tel: (604) 678-2531, Fax: (604) 678-2532. The Company’s registered office is located at the same address.

Recent Corporate Developments

Since the commencement of our fourth quarter ended October 31, 2010, we experienced the following significant corporate developments:

1.

Effective August 2, 2010, we signed a letter of intent with Mayo Gold Ltd., a private exploration company to acquire a fifty percent undivided interest in Mayo Gold’s San Marcial and Papago Properties (the “Properties”) in the Sonora State. The Property concessions total approximately 26,820 hectares in the Sonoran gold belt of which previous work completed include mapping, sampling, geochemistry and 1,500 meters of drilling. A Technical Report (NI 43-101 compliant) was completed in May, 2007 by Scott Wilson Roscoe Postle and Associates Inc. The transaction was subject to the parties entry into a definitive agreement with customary terms on or before October 29, 2010. Following completion of the Company’s due diligence, the Company determined in September, 2010 not to proceed with the Mayo Gold project.

2.

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

3.

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

4.

We entered into an amendment agreement with Yale Resources Ltd. dated as of October 21, 2010 pursuant to which we amended the Option Agreement with Yale dated July 7, 2009, as amended on June 25, 2010. Pursuant to the terms of the amended agreement Yale agreed to grant Del Toro an option the option to acquire a further 20% interest in the Property (for a total of 70%) in consideration of the issuance of a further 250,000 common shares upon signing of the agreement and additional 400,000 shares of common stock of Del Toro to Yale on or before July 7, 2012. Under the terms of the amendment Yale also agreed to rescind its option to repurchase the property during the option period. We issued the securities to Yale in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

5.

In October, 2010 we announced that we expanded the Josefina target at Dos Naciones. Fieldwork completed by the Company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

6.

In December, 2010 we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program we intend to commence a drill program in April, 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area.

7.

Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing. We issued an aggregate of 1,930,000 units to twenty-seven subscribers that each represented that they were not a US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. We issued an additional 70,000 units to two U.S. persons, who represented that they were accredited investors (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

8.

Effective February 3, 2011, Richard Tschauder resigned as a director of the Company. The resignation was not as a result of any disagreement relating to the Company’s operations, policies or practices.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones Property in Mexico and exercising our option under the Option Agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010 and October 21, 2010. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

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

The Company has submitted 38 samples from the July/August work program to an assay lab to confirm the sampling results. The Company is also conducting a satellite imaging study on the Dos Naciones Property and the surrounding area. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. The second phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

In October, 2010, fieldwork completed by the Company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December, 2010 we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program we intend to commence a drill program in April, 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area. Our plan of operation is to carry out exploration work on our Dos Naciones Property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the Dos Naciones Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

We have commenced the initial phase of exploration on our Dos Naciones Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Acquisition of Dos Naciones Property

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the Option to acquire a further 20% interest in, the Dos Naciones Property, located in state of Sonora, Mexico, in accordance with the terms of the Property Option Agreement with Yale dated July 7, 2009 as amended June 25, 2010 and October 21, 2010. In consideration of the transfer of a 50% undivided interest in the Property, we paid a purchase price of CAD$35,000. To exercise the Option to acquire a further 20% interest in the Property, we are required to issue securities of Del Toro and fund the Expenditures on the Dos Naciones Property in the following manner:

Date	Cash	Shares	Exploration
Expenditures
Year 1 • on signing date of Option Agreement	$35,000(paid)
Year 2 • on or before July 7, 2010		350,000 (issued)
Year 3 • on or before July 7, 2011		250,000 (issued)
Year 4 • on or before July 7, 2012		400,000	$800,000

If we exercise the Option, the parties will be deemed to enter into a joint venture agreement with Yale (the “Joint Venture Agreement”) in accordance with the terms of the Option Agreement. During the Option Period, the operator on the Dos Naciones Property is Yale. The operator may delegate any management duties and responsibilities it deems necessary for the operation of the Dos Naciones Property and will be paid a management fee equal to fifteen percent (15%) of the Expenditures incurred on the Dos Naciones Property provided that such payments to Yale may be offset by any management fees that Yale receives under the Joint Venture Agreement such that Yale will only receive total management fees under the Joint Venture Agreement and the Option Agreement equal to fifteen percent (15%) of Expenditures incurred on the Dos Naciones Property. The operator agrees to provide to the other party an accounting of such management fees on a regular basis or whenever requested by the other party. During the Option Period, Yale and Del Toro agree they will have mutual voting power.

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

Employees

Currently our employees are our directors and officers, Mark McLeary and Ezra Jimenez. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our officers and directors do not have employment agreements with us.

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

Mark McLeary our president and chief executive officer devotes approximately 30% of his working time on providing management services to us and Ezra Jimenez our chief financial officer devotes approximately 20% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At October 31, 2010, we had working capital deficit of $27,316. We incurred a net loss of $514,001 for the year ended October 31, 2010 and $828,206 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 7, 2011, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 2.           PROPERTIES.

Executive Offices

As of the date of this report, our executive offices consist of 200 square feet located at 400 - 409 Granville Street Vancouver, British Columbia V6C 1T2, Canada. We rent the office at a rate of $616 per month on a month to month basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

We own a 50% undivided interest in the Dos Naciones Property and have the option to acquire an additional 20% pursuant to the terms of our Option Agreement, as amended June 25, 2010 and October 21, 2010, with Yale Resources Ltd. The mineral concession that forms the Dos Naciones property was staked by Minera Alta Vista, S.A. de C.V. (Minera Alta Vista), a Mexican company that is a subsidiary of Yale Resources Ltd. Mineral concession Dos Naciones, number 230649, was registered September 28, 2007 and expires September 27, 2057. The concession is registered by the Government of Mexico in Book 366 Page 155 Act 309. This exploration concession covers an area of 2930.8269 ha, and is currently registered in the name of Minera Alta Vista, S.A. de C.V. Title to the concession is currently held in the name of Minera Alta Vista, upon exercise of the Option by Del Toro, title to 70% of the concession will be transferred to Del Toro’s wholly owned Mexican subsidiary. The Dos Naciones mineral concession lies within the municipalities of Opodepe and Cucurpe, Sonora. Payments of $12,146 pesos are paid every semester, i.e., twice per year, to the Government of Mexico in order to maintain the rights to the mineral concession. Our joint venture partner Yale Resources Ltd. has spent approximately $150,000 on property exploration to date.

Technical Report

Del Toro received a technical report dated March 25, 2009 from its consulting geologist David J. Pawliuk, P. Geo, respecting the Dos Naciones property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones Property to explore potential mineralization on the property. The report found that Dos Naciones Property hosts different styles of metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

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

The report recommended a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 the Company’s operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. The Company intends to submit the sample results from the summer work program to an assay lab to confirm the sampling results. If the results of the first phase of our exploration program warrant the continuation into the second phase of the program, we intend to conduct the second phase of the program consisting of diamond drilling and IP surveys of the entire property. The second phase is anticipated to cost approximately $174,000. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000.

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

Figure 1 – Location of Dos Naciones Claim

SAN LUIS RIO COLORADO
U.S.A.
AGUA PRIETA
CABORCA
2 NACIONES
SONORA
HERMOSILLO
ISLA TIBURON
CD. OBREGON
NAVOJOA
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

Dos Naciones Occurrence Area

Silver- and lead-bearing quartz veins have been mined at the Dos Naciones occurrence area, in the southwest corner of the Dos Naciones property. There is a 30 m deep shaft excavated within granitic intrusive rock at the Dos Naciones occurrence area, which shows the geology and sampling at the Dos Naciones occurrence area. No vein is exposed in the sides of the shaft opening, and David Pawliuk did not attempt to enter the shaft. The size and attitude of the mineralized vein in these underground workings is unknown. However, the vein is at least 30 cm wide, because vein quartz pieces up to 30 cm in diameter were found in the dump pile. The mineralized vein may possibly occur along the contact between the argillite wallrock and the intrusive granodiorite. A short quartz vein crosscutting argillite is exposed downslope of the old workings, near the contact with the intrusive granodiorite; this vein dips to the southwest. The old mine workings at the Dos Naciones occurrence area are spaced over a distance of about 250 m on surface, indicating that the mineralized silver-lead quartz vein here extends at least 250 m along strike.

From the size of the mine dump piles, David Pawliuk estimates that at least 1,000 tonnes of vein material has been mined at Dos Naciones occurrence area. A select sample, number E51556, of the better-mineralized vein material from this dump collected by David Pawliuk contains 221 parts per million (ppm) or 221 g/t silver, 4.44% lead and 0.636% zinc. Historic sample 464311 of select material from the same dump contained 88 g/t silver, 1.75% lead and 1% zinc.

Josefina Area

Silver- and lead-bearing quartz veins have been mined at the Josefina area in the central part of the Dos Naciones property. There are at least three quartz veins within the Josefina area. These veins dip steeply to the northeast, extend for at least 250 m along strike, and are open along strike and at depth. A short shaft has been excavated within one of these quartz veins.

David Pawliuk collected rock sample E51559 from a mineralized quartz vein at Josefina, as a check on the results for historic sample 464345. The quartz vein here is milky white with traces of light brown limonite along weathered fracture surfaces; no sulphide minerals were seen. The vein dips at about 60 degrees to the east. This vein is almost certainly emplaced along a fault; there is a 6 or 8 cm wide band within the central part of the vein that is finely banded on a mm scale. The vein quartz is sugary and sandy within this band, indicating movement after the vein was emplaced. The quartz vein formed during at a series of pulses; there are at least seven distinct bands within the vein; each of these bands is marked by subhedral quartz crystals lining open spaces within the vein. The bands are up to 4 cm wide. Open cavities within the vein locally are up to 10 by 25 by 8 cm across. Sample E51559 contains 22.3 g/t silver, 0.044 g/t gold, 0.354% lead and 137 ppm zinc across 1.8 m. Historic sample 464345 from the same site contained 39 g/t silver, less than 0.005 g/t gold, 0.40% lead and 69 ppm zinc.

In October, 2010, fieldwork completed by the Company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

La Espanola

La Espanola area is on the east side of the Dos Naciones property. Here, David Pawliuk saw a reverse circulation drillsite that appears to be several years old. Minera Alta Vista has determined that six drillholes were completed in the La Espanola area during the 1990’s. Anecdotal evidence suggests that these holes were drilled by Penoles, the largest mining company in Mexico. The results of this drilling are unknown to David Pawliuk. Minera Alta Vista is currently seeking additional information pertaining to these drill holes.

Sample Preparation, Analysis and Security

David Pawliuk collected four geochemical rock samples from the Dos Naciones Project property area on March 9, 2009. Three of these samples were collected from Dos Naciones occurrence area, and one from the Josefina area. The rock samples were bagged, and the bags were sealed by David Pawliuk. The samples were then transported via truck from Dos Naciones property to Minera Alta Vista’s offices at Hermosillo, Sonora. The samples were delivered to ALS Chemex Laboratories in Hermosillo on March 10, 2009 by David Pawliuk. David Pawliuk maintained custody of the samples from the time the samples were collected until the samples were delivered to ALS Chemex Laboratories facility at Hermosillo. The rocks were analyzed for gold by geochemical fire assay, solvent extraction and atomic adsorption spectrometry. A subsample of 30 gm was assayed. The rock sample was also analyzed for silver, mercury, arsenic, antimony and 46 other elements by aqua regia acid digestion ICPMS.

Data Verification

The results of geochemical rock sampling show that economic concentrations of silver and gold occur in quartz veins from two separate areas within the Dos Naciones property. Limited historic production has occurred from these veins. The results of geochemical rock sampling also show that copper-iron skarns within the Dos Naciones property also contain gold and silver. Skarns have also been mined within the property area. As outlined above in the section on mineralization, the results of David Pawliuk’s geochemical rock sampling confirmed the results of historic sampling on the property by Yale Resources Ltd. during 2008.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED).

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

Quarter Ending	High	Low
October 31, 2010	$0.35	$0.12
July 31, 2010	$0.35	$0.04
April 30, 2010	$0.15	$0.08
January 31, 2010	$0.15	$0.05
October 31, 2009	$0.28	$0.05
July 31, 2009	$0.30	$0.05
April 30, 2009	$0.24	$0.05
January 31, 2009	$0.20	$0.05

Our transfer agent is Valiant Trust Company, of 600 – 750 Cambie Street, Vancouver, BC, Canada V6B 0A2; telephone number: 604-699-4884; facsimile: 604-681-3067.

Holders of our Common Stock

As of February 11, 2011, there were 56 registered stockholders holding 12,535,135 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

Other than as disclosed in the Company’s Quarterly Reports or Current Reports on Form 8-K for the fiscal year ended October 31, 2010, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective September 7, 2010 we adopted our 2010 Stock Option Plan. The purpose of our 2010 Stock Option Plan is to retain the services of valued key employees and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of 5,000,000 shares of our common stock. Also on September 7, 2010 we granted options to acquire an aggregate of 1,500,000 shares of common stock to each of our directors. Each director received 500,000 non qualified stock options exerciseable to acquire shares of the Company’s common stock at a price of $0.10 per share until September 7, 2012. All of the options vest immediately.

The following table provides a summary of the number of stock options granted under the 2010 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at October 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	1,500,000	$0.10	3,500,000

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

We intend to conduct a two phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program was completed during the quarter ended October 31, 2010. The first phase consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 the Company’s operator on the Dos Nactiones property engaged geological consultants to conduct mapping and sampling on the property. The Company has commenced the second phase of its exploration program. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of diamond drilling and IP surveys of the entire property. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $180,000. A detailed breakdown of the proposed budget and work exploration program is as follows:

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Dos Naciones Property in accordance with the terms of our Option Agreement with Yale Resources Ltd.	$150,000
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	$60,000
General and administrative expenses	$25,000
Total	$235,000

As of October 31, 2010, we had cash of $82,807. Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing. Based on the above estimate of $235,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. We plan to rely on the equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended October 31, 2010 and 2009 which are included herein.

Our operating results for the years ended October 31, 2010 and 2009 are summarized as follows:

	Years Ended
	October 31,
	2010	2009
Revenue	$-	$-
Operating Expenses	356,094	95,942
Mineral Property Acquisition Costs	130,500	29,658
Mineral Property Exploration Costs	27,407	10,225
Net Loss	$514,001	$135,825

Revenues

We have not earned any revenues to date. We do not anticipate earning any revenues until we enter into commercial production of our mineral properties, of which there is no assurance.

Expenses

Our expenses for the years ended October 31, 2010 and 2009 are outlined in the table below:

	Years Ended
	October 31,
	2010	2009
General and Administrative Expenses
Accounting and Auditing	$27,491	$19,793
Advertising and Promotion	4,154	1,311
Amortization	703	926
Bank Charges and Interest	612	338
Consulting Fees	23,000	2,185
Filing Fees	9,620	7,513
Foreign Exchange Loss (gain)	1,422	(1,675)
Legal	30,351	55,455
Meals and Entertainment	1,488	1,306
Office and Sundry	84	380
Rent	6,244	6,310
Shareholders’ communication	1,960	673
Telephone	862	621
Transfer Agent	1,545	745
Travel and Accommodations	848	61
Stock based Compensation	245,710	-
Total General and Administrative Expenses
	$356,094	$95,942

Mineral Expenses
Mineral Property Acquisition Costs	130,500	29,658
Mineral Property Exploration Costs	27,407	10,225
Total Mineral Expenses	$157,907	$39,883

Total Expenses	$514,001	$135,825

General and Administrative

The $378,176 (178.4%) increase in our expenses for the year ended October 31, 2010 compared to October 31, 2009 was primarily due to: (i) the inclusion of $245,710 in stock compensation expenses in fiscal 2010; and (ii) and increase in property acquisition costs associated with our acquisition of additional interests in the Dos Naciones property and property exploration costs associated with our 2010 exploration program on the property. Excluding stock compensation expenses our general and administrative expenses increased by $14,442 due primarily to an increase in consulting fees paid in 2010 in connection with our 2010 exploration program.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal and accounting expenses will be ongoing during fiscal 2011 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	October 31, 2010	October 31, 2009	(Decrease)
Current Assets	$91,118	$4,535	1,909%
Current Liabilities	$130,012	$28,087	362.9%
Working Capital (Deficiency)	$(38,894)	$(23,552)	65.1%

Cash Flows

	Year Ended	Year Ended	Increase /
	October 31, 2010	October 31, 2009	(Decrease)
Cash used in Operating Activities	$(75,335)	$(128,198)	(41.2%)
Cash used by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$157,404	$128,711	22.3%
Net Increase (Decrease) in Cash	$81,619	$513	15,810%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $75,335 during the year ended October 31, 2010 and $128,198 during the year ended October 31, 2009. The reduction in cash used in operating activities was primarily as a result of reduced professional fees during fiscal 2010.

Cash From Investing Activities

We used cash in investing activities in the amount of $nil during the year ended October 31, 2010 and $nil during the year ended October 31, 2009.

Cash from Financing Activities

We generated $157,404 from financing activities during the year ended October 31, 2010 compared to $128,711 during the year ended October 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this annual report, we had 12,535,135 shares of common stock issued and outstanding and 3,055,135 warrants outstanding. 1,055,135 of the warrants are exercisable at a price of $0.30 per share until June 30, 2011 and 2,000,000 of the warrants are exercisable at a price of $0.25 per share until December 3, 2012. We have 1,500,000 options to acquire additional shares of common stock at a price of $0.10 per share. We do not have shares of any other class issued and outstanding as at the date of this annual report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2010, our company has accumulated losses of $828,206 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

26

Recent Accounting Pronouncements

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events (“ASC 855-10”) (amended in February 2010) (formerly SFAS Statement No 165), which establishes principles and requirements for subsequent events. In particular, ASC 855-10 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this new standard did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now a part of ASC 860-10 (formerly SFAS Statement No 166), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is now a part of ASC 860-10), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This new guidance is effective for fiscal years beginning after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 810-10 (formerly SFAS Statement No. 167), to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (which is now part of ASC 810-10), as a result of the elimination of the qualifying special-purpose entity, and (2) constituent concerns about the application of certain key provisions of ASC 810-10, including those in which the accounting and disclosures under ASC 810-10 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This new guidance is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (the “Codification”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification only had the effect of amending references to authoritative accounting guidance in the Company’s financial statements.

In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”) -2009-13 “Revenue Recognition” (“ASC 605”) – “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14 “Software” (“ASC 985”) – “Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) VSOE or (ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. However, these provisions are not expected to have a material impact on the Company’s financial statements.

27

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 “Compensation – Stock Compensation” (“ASU 2010-13”). This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This update provides amendments to ASC 718, “Compensation – Stock Compensation” to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for reporting periods beginning after December 15, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

(Stated in US Dollars)

------INDEX------

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street
Vancouver, BC V6E 4T5
Tel: (604) 687-4511
Fax: (604) 687-5805
Toll Free: 1-800-351-0426
www.mackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Del Toro Silver Corp.
(an Exploration Stage Enterprise)

We have audited the balance sheets of Del Toro Silver Corp. (an Exploration Stage Enterprise) as at October 31, 2010 and 2009 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from incorporation on January 10, 2006 to October 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada	“MacKay LLP”
February 7, 2011	Chartered Accountants

DEL TORO SILVER CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	October 31,	October 31,
	2010	2009
ASSETS

Current Assets
Cash	$82,807	$738
Receivables	8,311	3,797

Total Current Assets	91,118	4,535
Deferred Share Issue Costs (Note 12)	9,204	-
Property and equipment (Note 4)	2,374	3,077

Total Assets	$102,696	$7,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$73,354	$28,087
Due to director	1,658	-
Convertible Debenture (Note 6)	55,000	-

Total Liabilities	130,012	28,087

Stockholders' Deficit
Capital Stock (Note 7)
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 10,535,135 (2009 – 9,835,135) common shares	10,535	9,835
Additional paid in capital	680,405	283,895
Share subscriptions received in advance (Note 12)	109,950	-
Deficit - Accumulated during exploration stage	(828,206)	(314,205)

Total Stockholders' Deficit	(27,316)	(20,475)

Total Liabilities and Stockholders' Deficit	$102,696	$7,612

Going concern (Note 2)
Commitment (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to	Year Ended	Year Ended
	October 31	October 31	October 31
	2010	2010	2009

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$100,436	$27,491	$19,793
Advertising and promotion	10,583	4,154	1,311
Amortization	2,156	703	926
Bank charges and interest	1,256	612	338
Consulting (Note 10)	35,185	23,000	2,185
Filing fees	17,133	9,620	7,513
Foreign exchange (gain) loss	(4,524)	1,422	(1,675)
Legal	156,370	30,351	55,455
Meals and entertainment	4,113	1,488	1,306
Office and sundry	1,705	84	380
Rent (Note 10)	12,554	6,244	6,310
Shareholders' communications	2,633	1,960	673
Stock-based compensation (Note 7)	245,710	245,710	-
Telephone (Note 10)	1,483	862	621
Transfer agent	5,668	1,545	745
Travel and accommodation	3,102	848	61

	595,563	356,094	95,942

MINERAL PROPERTY EXPENSES (NOTE 8)
Acquisition	174,418	130,500	29,658
Exploration	58,225	27,407	10,225

	233,093	157,907	39,883

NET LOSS AND COMPREHENSIVE LOSS	$(828,206)	$(514,001)	$(135,825)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		9,961,162	9,135,566

The accompanying notes are an integral part of these consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Cumulative
	Amounts from
	Inception to	Year Ended	Year Ended
	October 31	October 31	October 31
	2010	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(828,206)	$(514,001)	$(135,825)
Items not affecting cash
Shares issued for mineral property	142,460	130,500	-
Shares issued for service	21,000	21,000	-
Amortization	2,156	703	926
Foreign exchange loss (gain)	(4,524)	1,422	(1,675)
Stock-based compensation (Note 7)	245,710	245,710	-
Changes in operating assets and liabilities
Receivables	(8,311)	(4,514)	(930)
Accounts payable and accrued liabilities	77,878	43,845	9,306

Cash used in operating activities	(351,837)	(75,335)	(128,198)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-

Cash used in investing activity	(4,530)	-	-

FINANCING ACTIVITIES
Advances from (to) director	1,658	1,658	(29,559)
Issuance of convertible debt	55,000	55,000	-
Share subscriptions received in advance (Note 12)	109,950	109,950	-
Deferred share issue costs (Note 12)	(9,204)	(9,204)	-
Common stock issued for cash	281,770	-	158,270

Cash provided by financing activities	439,174	157,404	128,711

NET CHANGE IN CASH	82,357	81,619	513

CASH, BEGINNING OF PERIOD	-	738	225

CASH, END OF PERIOD	$82,807	$82,807	$738

SUPPLEMENTAL DISCLOSURE
Interest paid	$378	$378	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO OCTOBER 31, 2010

(Stated in US Dollars)

				Deficit
				Accumulated	Share	Total
	Common Shares (Note 7)		Additional	During	Subscriptions	Stockholders'
	Number		Paid In	Exploration	Received	Equity
	of Shares	Amount	Capital	Stage	In Advance	(Deficit)
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	-	95,000
Net loss for the period	-	-	-	(22,176)	-	(22,176)

Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	-	101,324
Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	-	2,200
Net loss for the year	-	-	-	(69,538)	-	(69,538)

Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	-	33,986
Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	-	9,760
Net loss for the year	-	-	-	(86,666)	-	(86,666)

Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	-	(42,920)
Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	-	158,270
Net loss for the year	-	-	-	(135,825)	-	(135,825)

Balance, October 31, 2009	9,835,135	9,835	283,895	(314,205)	-	(20,475)
Shares issued for mineral property @ $0.17 on June 25, 2010	150,000	150	25,350	-	-	25,500
Shares issued for mineral property @ $0.25 on July 7, 2010	200,000	200	49,800	-	-	50,000
Shares issued for consulting service @ $0.21 on October 20, 2010	100,000	100	20,900	-	-	21,000
Shares issued for mineral property @ $0.22 on October 21, 2010	250,000	250	54,750	-	-	55,000
Stock-based compensation (Note 7)	-	-	245,710	-	-	245,710
Share subscriptions received in advance	-	-	-	-	109,950	109,950
Net loss for the year	-	-	-	(514,001)	-	(514,001)

Balance, October 31, 2010	10,535,135	$10,535	$680,405	$(828,206)	$109,950	$(27,316)

The accompanying notes are an integral part of these consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $514,001 for the year ended October 31, 2010, and has an accumulated deficit of $828,206. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

As of October 31, 2010, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

	l)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB’s accounting standards for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, receivables, accounts payable and accrued liabilities, due from director, and convertible debenture approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

As of October 31, 2010, the Company had no revenues to report.

	o)	Convertible Debt

The Company accounts for the convertible debenture that may be settled in cash upon conversion by recording the liability and equity components separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component (debt discount) and debt issuance cost is amortized as interest expense over the expected term of the debt facility.

	p)	Segmented Reporting

The Company reports segmented information in accordance with FASB’s accounting standard for Disclosure about Segments of an Enterprise and Related Information.

	q)	Recent Accounting Pronouncements

(i)

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events (“ASC 855-10”) (amended in February 2010) (formerly SFAS Statement No 165), which establishes principles and requirements for subsequent events. In particular, ASC 855-10 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this new standard did not have an impact on the Company’s financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	q)	Recent Accounting Pronouncements (continued)

(ii)

In June 2009, the FASB issued new guidance which is now a part of ASC 860-10 (formerly SFAS Statement No 166), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is now a part of ASC 860-10), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This new guidance is effective for fiscal years beginning after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

(iii)

In June 2009, the FASB issued new guidance which is now part of ASC 810-10 (formerly SFAS Statement No. 167), to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (which is now part of ASC 810-10), as a result of the elimination of the qualifying special-purpose entity, and (2) constituent concerns about the application of certain key provisions of ASC 810-10, including those in which the accounting and disclosures under ASC 810-10 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This new guidance is not expected to have a material impact on the Company’s financial statements.

(iv)

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (the “Codification”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification only had the effect of amending references to authoritative accounting guidance in the Company’s financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	q)	Recent Accounting Pronouncements (continued)

(v)

In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”) -2009-13 “Revenue Recognition” (“ASC 605”) – “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14 “Software” (“ASC 985”) – “Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) VSOE or (ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. However, these provisions are not expected to have a material impact on the Company’s financial statements.

(vi)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010.

(vii)

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 “Compensation – Stock Compensation” (“ASU 2010-13”). This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This update provides amendments to ASC 718, “Compensation – Stock Compensation” to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for reporting periods beginning after December 15, 2010.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

4.	PROPERTY AND EQUIPMENT

	October 31, 2010			October 31, 2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$862	$615	$879
Furniture and equipment	3,053	1,294	1,759	2,198
	$4,530	$2,156	$2,374	$3,077

5.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, due to director and convertible debenture. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

As at October 31, 2010, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$733
Receivables	$8,479
Accounts payable and accrued liabilities	$36,568
Due to director	$75

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of October 31, 2010, Canadian dollar amounts were converted at a rate of $1.02 Canadian dollars to $1.00 U.S. dollar.

6.	CONVERTIBLE DEBENTURE

Effective September 8, 2010, the Company closed a convertible debt financing with Asher Enterprises, Inc. pursuant to a securities purchase agreement dated August 25, 2010. Under the terms of the Agreement, the Company issued an 8% convertible note (the “Note”) in the aggregate principal amount of $55,000, unsecured, maturing on May 27, 2011.

The Note may be converted into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from August 25, 2010, i.e. February 21, 2011, subject to adjustments as further set out in the Note. After the maturity date May 27, 2011, any unpaid principal or interest on the Note will bear interest at a rate of 22% per annum. The Company has the right to repay the note within 180 days from August 25, 2010, in consideration of the payment of cash equal to 150% of the outstanding principal amount of the Note, plus accrued interest.

After the Note becomes convertible on February 21, 2011, the Company will account for the convertible debenture according to Note 3 o). The liability component of the debt will be classified as current liabilities and the equity component will be considered a redeemable security and presented as redeemable equity on the balance sheet if the debt is considered current at the balance sheet date.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

7.	CAPITAL STOCK

	a)	Common shares issued

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

On September 7, 2007, the Company issued 10,000 common shares valued at $0.22 per share, pursuant to the terms of the King Property agreement.

On January 16, 2008 the Company issued 20,000 common shares valued at $9,760, pursuant to the terms of the King Property agreement.

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

On June 25, 2010, the Company issued 150,000 common shares valued at $0.17 per share, pursuant to the terms of the Dos Naciones Property agreement (Note 8).

On July 7, 2010, the Company issued 200,000 common shares valued at $0.25 per share, pursuant to the terms of the Dos Naciones Property agreement (Note 8).

On October 20, 2010, the Company issued 100,000 common shares valued at $0.21 per share, pursuant to the terms of the investor relations consulting agreement.

On October 21, 2010, the Company issued 250,000 common shares valued at $0.22 per share, pursuant to the terms of the Dos Naciones Property agreement (Note 8).

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

7.	CAPITAL STOCK (continued)

	b)	Stock options

Effective September 7, 2010, the Company adopted a stock option plan that allows for the issuance of stock options to acquire up to 5,000,000 common shares. At October 31, 2010, 3,500,000 shares were available for future grants under the Company’s stock option plan.

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	-	$-
Granted	1,500,000	0.10
Options exercisable at October 31, 2010	1,500,000	$0.10

Weighted average remaining contractual life	1.85 years

On October 31, 2010, the Company had outstanding 1,500,000 stock options, exercisable at a price of $0.10 per common share, on or before September 7, 2012.

The weighted average fair value of options granted during the year ended October 31, 2010, was $0.1638 per stock option granted, giving rise to a charge to general and administrative expenses and additional paid in capital of $245,710. The fair value was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life of option	2.0 years
Expected annual volatility	217.55%
Risk-free interest rate	1.36%
Expected dividend yield	0.00%

8.	MINERAL PROPERTIES

Dos Naciones Property

The Company entered into an option agreement “Option Agreement”) to acquire a 50% undivided interest, and an option (the “Option”) to acquire a further 20% interest in the Dos Naciones Property (the “Property”), located in state of Sonora, Mexico, with Yale Resources Ltd. (“Yale”), a company with an officer who is also an officer and director of the Company on July 7, 2009, amended June 25, 2010 and October 21, 2010. In consideration of the transfer of a 50% undivided interest in the Property, the Company agreed to pay a purchase price of $29,658 (CAD$35,000) (paid). To exercise the Option to acquire a further 20% interest in the Property, the Company is required to issue securities and fund exploration, development and other expenditures (the “Expenditures”) on the Property as follows:

	i)	Upon signing June 25, 2010 amended agreement, issue 150,000 shares of common stock to Yale (issued);

	ii)	On or before July 7, 2010, issue 200,000 shares of common stock to Yale (issued);

	iii)	Upon signing October 21, 2010 amended agreement, issue 250,000 shares of common stock to Yale (issued);

	iv)	On or before July 7, 2012, issue 400,000 shares of common stock to Yale; and

	v)	On or before July 7, 2013, fund expenditures on the exploration program on the Property aggregating CDN$800,000.

If the Company exercises the Option, the parties will be deemed to enter into a joint venture agreement (the “Joint Venture Agreement”) in accordance with the terms of the Option Agreement.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

9.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31,	October 31,
	2010	2009

Net loss before income taxes per financial statements	$(514,001)	$(135,825)
Income tax rate	34%	34%
Income tax recovery	(174,760)	(46,181)
Unrecognized items for tax purposes	736	(347)
Valuation allowance change	174,024	46,528

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at October 31, 2010 and 2009 are as follows:

	October 31,	October 31,
	2010	2009
Mineral expenditures capitalized for tax purposes	$115,600	$61,900
Net operating loss carry forward	165,700	45,000
Valuation allowance	(281,300)	(106,900)

Net deferred income tax asset	$–	$–

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended October 31, 2010 and 2009. At October 31, 2010, the Company has net operating loss carryforwards totaling approximately $487,400 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

2028	$37,200
2029	97,000
2030	353,200
$487,400

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(Stated in US Dollars)

10.	RELATED PARTY TRANSACTIONS

During the year, the Company incurred $2,000 (2009 - $nil) in consulting fees with a director of the Company; $6,244 (2009 - $6,310) in rent and $624 (2009 - $386) in telephone expense with a company with common officer.

These transactions with related parties have been valued in these financial statements at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The amounts due to director were unsecured, non-interest bearing and had no fixed terms of repayment. Accordingly, fair value could not be readily determined.

11.	SEGMENTED INFORMATION

The Company’s interest in the Dos Naciones property is located in Mexico. All acquisition and exploration costs incurred during the year ended October 31, 2010 were incurred in Mexico. All of the Company’s other assets, liabilities and expenses are located/incurred in Canada.

12.	SUBSEQUENT EVENT

In December 2010, the Company closed a non-brokered private placement for 2,000,000 units at a price of $0.10 per unit, for proceeds of $200,000, of which $109,950 had been received as at October 31, 2010. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at a price of $0.25 for up to two years from the date of closing. The Company had also incurred deferred share issue costs of $9,204 as of October 31, 2010.

The Company has evaluated subsequent events pursuant to ASL Topic 855 and has determined that there are no additional subsequent events to report.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at February 15, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark McLeary	President, Secretary, Treasurer, Chief Executive Officer and Director	45	January 9, 2006
Ezra Jimenez	Chief Financial Officer and Director	45	July 17, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mark A. McLeary is our chief executive officer, president, secretary, treasurer and a director and has served in those capacities since our inception. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1995. He has worked in the financial planning industry for over 19 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients’ investments. Mr. McLeary is currently the president, chief executive officer and a director of Silver Sun Resource Corp.., a public company listed on the TSX Venture Exchange. Mr. McLeary has served in those capacities since the inception of Silver Sun. Mr. McLeary is also the president and CEO of Newton Gold Corp. (TSX-V: NWG).

We believe Mr. McLeary is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company since January 2006, in addition to his education and business experiences as described above.

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

We believe Mr. Jimenez is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company since July 2009, in addition to his education and business experiences as described above.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2010 and 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Mark McLeary(1) President, Secretary, Treasurer, Chief Executive Officer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ezra Jimenez(2) Chief Financial Officer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mark McLeary was appointed our president, secretary, treasurer, chief executive officer and chief financial officer on January 9, 2006. Mr. McLeary resigned as our chief financial officer on July 17, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer certain information concerning the outstanding equity awards as of October 31, 2010.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark McLeary	500,000	Nil	Nil	$0.10	September 7, 2012	Nil	-	Nil	Nil
Ezra Jiminez	500,000	Nil	Nil	$0.10	September 7, 2012	Nil	-	Nil	Nil

Aggregated Options Exercised in the Year Ended October 31, 2010 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2010.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

The following table sets forth for each director other than our executive officers certain information concerning the outstanding equity awards as of October 31, 2010.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Tschauder (former director)	500,000	Nil	Nil	$0.10	September 7, 2012	Nil	-	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 11, 2011, there were 12,535,135 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)

Common Stock	Mark McLeary Suite 400 – 409 Granville Street Vancouver, BC V6C 1T2	6,230,000(3)	47.8%

	Ezra Jiminez Suite 400 – 409 Granville Street Vancouver, BC V6C 1T2	500,000(3)	3.8%

Common Stock	Directors and Officers as a group (2)	6,730,000(4)	49.7%

5% Stockholders

Common Stock	Mark McLeary Suite 400 – 409 Granville Street Vancouver, BC V6C 1T2	6,230,000(3)	47.8%

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

(2)	The percentage of class is based on 12,535,135 shares of common stock issued and outstanding as of February 11, 2011.

(3)	Includes 500,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(4)	Includes 1,500,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mark McLeary is our chief executive officer, president and treasurer and Ezra Jimenez is our chief financial officer. Accordingly, we have no independent directors.

At this stage of our operating history and resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

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

Board of Directors

Our board of directors currently consists of Mark McLeary and Ezra Jimenez. We have determined that Messrs. McLeary and Jimenez are not independent as that term is defined in National Instrument 52-110 due to the fact that they are directors and officers of our company.

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

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
Mark McLeary	Silver Sun Resource Corp. – TSX Venture Exchange Newton Gold Corp. – TSX Venture Exchange
Ezra Jimenez	Yale Resources Ltd. – TSX Venture Exchange

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2010 and October 31, 2009 for professional services rendered by MacKay LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2010	Year Ended October 31, 2009
Audit Fees and Audit Related Fees	$16,300	$15,000
Tax Fees	$1,500	$1,500
All Other Fees	-	-
Total	$17,800	$16,500

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

10.10	Investor Relations Agreement with Goal Capital LLC dated July 15, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.11	Convertible Promissory Note dated August 25, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.12	Securities Purchase Agreement dated August 23, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.13	2010 Stock Option Plan (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.14

Amendment #2 to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 25, 2010)

10.15*	Form of Subscription Agreement for the Private Placement completed on December 3, 2010
10.16*	Form of US Subscription Agreement for the Private Placement completed on December 3, 2010

14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
21.1	Subsidiary of Del Toro Silver Corp.: Minera Plata Del Toro S.A. de C.V., a Mexican corporation
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

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

        Date: February 15, 2011

By   /s/ Ezra Jimenez
        Ezra Jimenez
        Chief Financial Officer
        (Principal Accounting Officer and
        Principal Financial Officer)

        Date: February 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Mark McLeary
        Mark McLeary
        President, Secretary, Treasurer, Chief
        Executive Officer and Director

        Date: February 15, 2011

By  /s/ Ezra Jimenez
        Ezra Jimenez
        Chief Financial Officer and Director

        February 15, 2011