Form 10-Q
period 2011-01-31
DEL TORO SILVER CORP.
filed 2011-03-17
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Yes[x] No[ ]

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
Yes  [    ]      No  [ ]  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of March 14, 2011, there were 12,700,652 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Consolidated Balance Sheets

Interim Consolidated Statements of Operations

Interim Consolidated Statements of Cash Flows

Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Notes to the Interim Consolidated Financial Statements

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

		October 31
	January 31	2010
	2011	(Audited)
ASSETS

Current Assets
Cash	$92,911	$82,807
Receivables	12,573	8,311

Total Current Assets	105,484	91,118
Deferred Share Issue Costs	-	9,204
Property and equipment (Note 5)	2,240	2,374

Total Assets	$107,724	$102,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$53,744	$73,354
Due to director (Note 6)	-	1,658
Convertible Debenture (Note 8)	77,917	55,000

Total Liabilities	131,661	130,012

Stockholders' Deficit
Capital Stock
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share Issued and outstanding: 12,535,135 (2010 – 10,535,135) common shares	12,535	10,535
Additional paid in capital	847,174	680,405
Share subscriptions received in advance	-	109,950
Share subscription receivable (Note 10(a))	(10,601)	-
Deficit - Accumulated during exploration stage	(873,045)	(828,206)

Total Stockholders' Deficit	(23,937)	(27,316)

Total Liabilities and Stockholders' Deficit	$107,724	$102,696

Going concern (Note 2)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	January 31	Three months ended January 31
	2011	2011	2010

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$104,434	$3,998	$3,000
Advertising and promotion	10,743	160	-
Amortization	2,290	134	176
Bank charges	1,347	91	37
Consulting	35,185	-	-
Filing fees	18,923	1,790	-
Foreign exchange (gain) loss	(3,251)	1,273	112
Interest	22,917	22,917	-
Legal	156,570	200	3,080
Meals and entertainment	4,113	-	-
Office and sundry	1,705	-	-
Rent	14,047	1,493	-
Shareholders' communications	4,667	2,034	-
Stock-based compensation	245,710	-	-
Telephone	1,632	149	59
Transfer agent	10,267	4,599	-
Travel and accommodation	3,102	-	-

	634,401	38,838	6,464

MINERAL PROPERTY EXPENSES
Acquisition	174,418	-	-
Exploration	64,226	6,001	-

	238,644	6,001	-

NET LOSS AND COMPREHENSIVE LOSS	$(873,045)	$(44,839)	$(6,464)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		11,817,744	9,835,135

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts
	from
	Inception to
	January 31	Three months ended January 31
	2011	2011	2010
OPERATING ACTIVITIES
Net loss for the period	$(873,045)	$(44,839)	$(6,464)
Items not affecting cash
Shares issued for mineral property	142,460	-	-
Shares issued for service	21,000	-	-
Amortization	2,290	134	176
Foreign exchange loss (gain)	(3,251)	1,273	112
Stock-based compensation	245,710	-	-
Interest accrued	22,917	22,917	-
Changes in operating assets and liabilities
Receivables	(12,573)	(4,262)	(51)
Accounts payable and accrued liabilities	56,995	(20,883)	6,054
Cash used in operating activities	(397,497)	(45,660)	(173)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-
Cash used in investing activity	(4,530)	-	-

FINANCING ACTIVITIES
Repayment to director	-	(1,658)	-
Issuance of convertible debt	55,000	-	-
Share issue costs	(31,232)	(22,028)	-
Common stock issued for cash	471,170	79,450	-
Cash provided by financing activities	494,938	55,764	-

NET INCREASE (DECREASE) IN CASH	92,911	10,104	(173)
CASH, BEGINNING OF PERIOD	-	82,807	738
CASH, END OF PERIOD	$92,911	$92,911	$565

SUPPLEMENTAL DISCLOSURE
Interest paid	$378	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for subscription advances	$109,950	$109,950	$-
Shares issued for subscription receivable	$(10,601)	$(10,601)	$-

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON JANUARY 9, 2006 TO JANUARY 31, 2011
(Unaudited - Prepared by Management)

(Stated in US Dollars)

				Deficit
				Accumulated	Share		Total
	Common Shares		Additional	During	Subscriptions	Share	Stockholders'
	Number		Paid In	Exploration	Received	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	In Advance	Receivable	(Deficit)
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	-	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	-	-	95,000
Net loss for the period	-	-	-	(22,176)	-	-	-
Balance, October 31, 2006	8,750,000	8,750	114,750	(22,176)	-	-	101,324
Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	-	-	2,200
Net loss for the year	-	-	-	(69,538)	-	-	(69,538)
Balance, October 31, 2007	8,760,000	8,760	116,940	(91,714)	-	-	33,986
Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	-	-	9,760
Net loss for the year	-	-	-	(86,666)	-	-	(86,666)
Balance, October 31, 2008	8,780,000	8,780	126,680	(178,380)	-	-	(42,920)
Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	-	-	158,270
Net loss for the year	-	-	-	(135,825)	-	-	(135,825)
Balance, October 31, 2009	9,835,135	9,835	283,895	(314,205)	-	-	(20,475)
Shares issued for mineral property @ $0.17 on June 25, 2010	150,000	150	25,350	-	-	-	25,500
Shares issued for mineral property @ $0.25 on July 7, 2010	200,000	200	49,800	-	-	-	50,000
Shares issued for consulting service @ $0.21 on October 20, 2010	100,000	100	20,900	-	-	-	21,000
Shares issued for mineral property @ $0.22 on October 21, 2010	250,000	250	54,750	-	-	-	55,000
Stock-based compensation	-	-	245,710	-	-	-	245,710
Share subscriptions received in advance	-	-	-	-	109,950	-	109,950
Net loss for the period	-	-	-	(514,001)	-	-	(514,001)

Balance, October 31, 2010	10,535,135	10,535	680,405	(828,206)	109,950	-	(27,316)
Shares issued for cash @ $0.10
on December 3, 2010	2,000,000	2,000	166,769	-	(109,950)	(10,601)	48,218
Net loss for the period	-	-	-	(44,839)	-	-	(44,839)
Balance, January 31, 2011	12,535,135	$12,535	$847,174	$(873,045)	$-	$(10,601)	$(23,937)

The accompanying notes are an integral part of these interim financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $44,839 for the period ended January 31, 2011, and has an accumulated deficit of $873,045. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

(i)

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events (“ASC 855- 10”) (amended in February 2010) (formerly SFAS Statement No 165), which establishes principles and requirements for subsequent events. In particular, ASC 855-10 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this new standard did not have an impact on the Company’s financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited - Prepared by Management)
(Stated in US Dollars)

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued)

(ii)

In June 2009, the FASB issued new guidance which is now a part of ASC 860-10 (formerly SFAS Statement No 166), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is now a part of ASC 860-10), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on November 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.

(iii)

In June 2009, the FASB issued new guidance which is now part of ASC 810-10 (formerly SFAS Statement No. 167), to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (which is now part of ASC 810-10), as a result of the elimination of the qualifying special- purpose entity, and (2) constituent concerns about the application of certain key provisions of ASC 810-10, including those in which the accounting and disclosures under ASC 810-10 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted this guidance on November 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.

(v)

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

(vi)

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited - Prepared by Management)
(Stated in US Dollars)

5.	PROPERTY AND EQUIPMENT

	January 31, 2011			October 31, 2010
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$908	$569	$615
Furniture and equipment	3,053	1,382	1,671	1,759
	$4,530	$2,290	$2,240	$2,374

6.	DUE TO DIRECTOR

The amount due to the Company’s director was non-interest bearing, unsecured and had no specific repayment terms.

7.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, and convertible debenture. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

As at January 31, 2011, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$18,538
Receivables	$12,535
Accounts payable	$27,488

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of January 31, 2011, Canadian dollar amounts were converted at a rate of $1.0015 Canadian dollars to $1.00 U.S. dollar.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited - Prepared by Management)
(Stated in US Dollars)

8.	CONVERTIBLE DEBENTURE

Effective September 8, 2010, the Company closed a convertible debt financing with Asher Enterprises, Inc. pursuant to a securities purchase agreement dated August 25, 2010. Under the terms of the Agreement, the Company issued an 8% convertible note (the “Note”) in the aggregate principal amount of $55,000, unsecured, maturing on May 27, 2011.

The Note may be converted into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from August 25, 2010, i.e. February 21, 2011, subject to adjustments as further set out in the Note. After the maturity date May 27, 2011, any unpaid principal or interest on the Note will bear interest at a rate of 22% per annum. The Company has the right to repay the note within 180 days from August 25, 2010, in consideration of the payment of cash equal to 150% of the outstanding principal amount of the Note, plus accrued interest. To January 31, 2011, interest has been accrued in the amount of $22,917.

After the Note becomes convertible on February 21, 2011, the Company will account for the convertible debenture according to Note 3 (o) from the annual audited consolidated financial statements for the year ended October 31, 2010. The liability component of the debt will be classified as current liabilities and the equity component will be considered a redeemable security and presented as redeemable equity on the balance sheet if the debt is considered current at the balance sheet date.

9.	DOS NACIONES PROPERTY

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited - Prepared by Management)
(Stated in US Dollars)

10.	CAPITAL STOCK

	a)	Common shares issued:

On December 3, 2010, the Company closed a non-brokered private placement consisting of 2,000,000 units at a price of $0.10 per unit, for total proceeds of $200,000, of which $109,950 was received before October 31, 2010, and $10,601 remained receivable at January 31, 2011, with $10,000 subsequently received. Each unit consisted of one common share and one share purchase warrant, entitling the holder to purchase an additional common share at a price of $0.25 for a period of two years.

	b)	Stock options

Effective September 7, 2010, the Company adopted a stock option plan that allows for the issuance of stock options to acquire up to 5,000,000 common shares. At January 31, 2011, 3,500,000 shares were available for future grants under the Company’s stock option plan.

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	-	$-
Granted	1,500,000	0.10
Options exercisable at October 31, 2010	1,500,000	$0.10

Weighted average remaining contractual life	1.60 years

On January 31, 2011, the Company had outstanding 1,500,000 stock options, exercisable at a price of $0.10 per common share, on or before September 7, 2012.

c)	Share purchase warrants

As at October 31, 2010, the Company has share purchase warrants outstanding entitling the holders to acquire common shares as follows:

Exercise		Outstanding at				Outstanding at
Price	Expiry Date	October 31, 2010	Issued	Exercised	Expired	January 31, 2011
$0.30	June 30, 2011	1,055,135	-	-	-	1,055,135
$0.25	December 3, 2012	-	2,000,000	-	-	2,000,000
		1,055,135	2,000,000	-	-	3,055,135
Weighted average remaining contractual life						1.35 years

11.              SUBSEQUENT EVENTS

500,000 stock options expired without exercise on March 5, 2011.

165,517 common shares were issued on March 11, 2011 pursuant to the convertible debenture agreement dated August 25, 2010 (see note 8) to convert $12,000 of the principal amount.

The Company has evaluated subsequent events and has determined that there are no other events to disclose.

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

Recent Corporate Developments

Since the commencement of our first quarter ended January 31, 2011, we experienced the following significant corporate developments:

1.

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

2.

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

3.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Dos Naciones Property in accordance with the terms of our Option Agreement $ with Yale Resources Ltd.	150,000
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	$60,000
General and administrative expenses	$25,000
Total	$235,000

As of January 31, 2011 we had cash of $92,911. Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing. Based on the above estimate of $235,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. We plan to rely on the equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2011 which are included herein.

Our operating results for the three month period ended January 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	January 31,
	2011	2010
Revenue	$-	$-
Operating Expenses	44,839	6,464
Net Loss	44,839	$6,464

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time of which there is no assurance.

Expenses

Our expenses for the three month period ended January 31, 2011 and 2010 are outlined in the table below:

			Percentage
	Three Months Ended		Increase /
	January 31		(Decrease)
	2011	2010

General and Administrative Expenses
Professional Fees	$4,198	$6,080	(30.9%	)
Advertising	160	-	100%
Amortization	134	176	(23.8%	)
Bank Charges and Interest	91	37	145.9%
Foreign Exchange Loss (gain)	1,273	112	1,036%
Interest	22,917	-	100%

Office expenses	149	59	152.5%
Transfer Agent	4,599	-	100%
Rent	1,493	-	100%
Shareholders’ Communications	2,034	-	100%
Filing Fees	1,790	-	100%
Total	$38,838	$6,464	500.8%

General and Administrative

The $32,374 increase in our general and administrative expenses for the three month period ended January 31, 2011 compared to January 31, 2010 was primarily due to: (i) a $22,917 increase in interest expenses associated with our outstanding convertible loans; and (ii) an increase in transfer agent and shareholder communication expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and legal fees. Our professional fees decreased by 30.9% during the period ended January 31, 2011. Professional fees are expected to increase during fiscal 2011 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	January 31, 2011	31, 2010	(Decrease)
Current Assets	$105,484	$91,118	15.8%
Current Liabilities	$131,661	$130,012	1.3%
Working Capital	$(26,177)	$(38,894)	(32.7%	)

Cash Flows

	Three Month	Three Month
	Period Ended	Period Ended
	January 31, 2011	January 31, 2010
Cash used in Operating Activities	$45,660	$(173)
Cash provided by Investing Activities	$-	$-
Cash provided by Financing Activities	$55,764	$-
Net Increase (Decrease) in Cash	$10,104	$(173)

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of the date of this report we had cash of $92,911, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $45,660 during the three period ended January 31, 2011 and $173 during the three month period ended January 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended January 31, 2011.

Cash from Financing Activities

We generated cash of $55,764 from financing activities during the three month period ended January 31, 2011 compared to cash of $Nil generated from financing activities during the three month period ended January 31, 2010.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 12,700,652 shares of common stock issued and outstanding, and 3,055,135 warrants outstanding. 1,055,135 of the warrants are exercisable at a price of $0.30 per share until June 30, 2011 and 2,000,000 of the warrants are exercisable at a price of $0.25 per share until December 3, 2012. We have 1,000,000 options to acquire additional shares of common stock at a price of $0.10 per share. We do not have shares of any other class issued and outstanding as at the date of this report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2011, our company has accumulated losses of $873,045 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At January 31, 2011, we had working capital deficit of $26,177. We incurred a net loss of $44,839 for the three month period ended January 31, 2011 and $873,045 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as disclosed below, we have not sold any equity securities that were not registered under the Securities Act since the commencement of our fiscal quarter ended January 31, 2011.

On March 11, 2011, we issued 165,517 shares of our common stock to Asher Enterprises, Inc. pursuant to our 8% convertible note with Asher dated August 25, 2010 in the amount of $55,000. Asher Enterprises provided the Company with a notice to convert $12,000 of the principal amount of the note. The shares were issued to Asher Enterprises pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 on the basis that Asher represented to the Company that they are an accredited investor as such term is defined in Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on July 24, 2009 dated effective July 28, 2009 (filed as an exhibit to our Current Report on Form 8-K, filed on August 19, 2009)
10.1	Property Option Agreement dated August 25, 2006 (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on January 16, 2008)
10.3	Termination Agreement and Mutual Release dated December 3, 2008 (filed as an exhibit to our Current Report on Form 8-K, filed on December 12, 2008)

10.4	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.5	Amendment to Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated March 11, 2009 (filed as an exhibit to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.6	Form of Subscription Agreement for the Private Placement Completed on June 30, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 8, 2009)
10.7	Option Agreement dated July 7, 2009 between Yale Resources Ltd. and our company (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on July 15, 2009)
10.8	Subscription Agreement between Mark McLeary and Candev Resource Exploration Inc. (incorporated by reference to an exhibit to Schedule 13D filed on July 16, 2009)
10.9	Amendment to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K, filed on June 29, 2010)
10.10	Investor Relations Agreement with Goal Capital LLC dated July 15, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.11	Convertible Promissory Note dated August 25, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.12	Securities Purchase Agreement dated August 23, 2010 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.13	2010 Stock Option Plan (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.14	Amendment #2 to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on October 25, 2010)
10.15	Form of Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on February 15, 2011)
10.16	Form of US Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on February 15, 2011)
14.1	Code of Ethics (filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (filed as an exhibit to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TORO SILVER CORP.

By
       /s/Mark McLeary
       Mark McLeary
       President, Secretary, Treasurer, Chief Executive Officer
       (Principal Executive Officer)

Date:        March 17, 2011

By
        /s/Ezra Jimenez
        Ezra Jimenez
        Chief Financial Officer
        (Principal Accounting Officer and Principal Financial Officer)

Date:         March 17, 2011