Form 10-Q
period 2011-04-30
DEL TORO SILVER CORP.
filed 2011-06-20
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
As of June 17, 2011, there were 12,700,652 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
(Unaudited - Prepared by Management)

(Stated in US Dollars)

------INDEX ------

Interim Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Interim Consolidated Statement of Stockholders’ Equity (Deficit)
Notes to the Interim Consolidated Financial Statements

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

As at	April 30, 2011	October 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$27,634	$82,807
Receivables	18,675	8,311
Due from director (Note 6)	1,113	-
	47,422	91,118
Deferred share issue costs	-	9,204
Property and equipment (Note 5)	2,106	2,374
	$49,528	$102,696

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$42,858	$73,354
Due to director (Note 6)	-	1,658
Convertible debenture (Note 8)	73,932	55,000
	116,790	130,012

STOCKHOLDERS' DEFICIT
Authorized: 100,000,000 preferred shares, par value $0.001 per share 100,000,000 common shares, par value $0.001 per share
Issued and outstanding: 12,700,652 (2010 - 10,535,135) common shares	12,701	10,535
Equity portion of convertible debenture (Note 8)	10,986	-
Additional paid in capital	863,862	680,405
Share subscriptions receivable (Note 10)	(601)	109,950
Deficit - accumulated during exploration stage	(954,210)	(828,206)
	(67,262)	(27,316)
	$49,528	$102,696

Going concern (note 2)
Subsequent events (note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative
	Amounts from	For the three months ended		For the six months ended
	Inception to
	April 30, 2011	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$113,643	$9,209	$7,020	$13,207	$10,020
Accretion	9,826	9,826	-	9,826	-
Advertising and promotion	10,743	-	-	160	-
Amortization	2,424	134	176	268	352
Bank charges	1,435	88	408	179	445
Consulting	51,184	15,999	-	15,999	-
Filing fees	19,491	568	1,407	2,358	1,407
Foreign exchange (gain) loss	(6,172)	(2,921)	851	(1,648)	963
Interest	37,034	14,117	-	37,034	-
Legal	179,923	23,353	4,083	23,553	7,163
Meals and entertainment	4,238	125	572	125	572
Office and sundry	2,777	1,072	40	1,072	40
Rent	15,574	1,527	3,357	3,020	3,357
Shareholders communication	5,877	1,210	-	3,244	-
Stock-based compensation	245,710	-	-	-	-
Telephone	1,785	153	514	302	573
Transfer agent	10,267	-	1,355	4,599	1,355
Travel and accommodation	4,807	1,705	-	1,705	-
	710,566	76,165	19,783	115,003	26,247
MINERAL PROPERTY EXPENSES
Acquisition	174,418	-	-	-	-
Exploration	69,226	5,000	12,303	11,001	12,303
	243,644	5,000	12,303	11,001	12,303

NET LOSS AND COMPREHENSIVE LOSS	$(954,210)	$(81,165)	$(32,086)	$(126,004)	$(38,550)

Basic and diluted net loss per common share		$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of basic and diluted common shares outstanding		12,542,146	9,835,135	12,218,046	9,835,135

The accompanying notes are an integral part of these interim consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Cumulative	For the six months ended
	Amounts from
	Inception to
	April 30, 2011	April 30, 2011	April 30, 2010

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(954,210)	$(126,004)	$(38,550)
Items not requiring (providing) cash:
Shares issued for mineral property	142,460	-	-
Shares issued for service	21,000	-	-
Amortization	2,424	268	352
Foreign exchange (gain) loss	(6,172)	(1,648)	963
Stock-based compensation	245,710	-	-
Interest accrued	36,946	36,946	-
Accretion of convertible debt	9,826	9,826	-
	-	-	-
	(502,016)	(80,612)	(37,235)
Changes in operating assets and liabilities
Receivables	(17,579)	(9,268)	(1,597)
Accounts payable and accrued liabilities	47,881	(29,997)	32,680
CASH USED FOR OPERATING ACTIVITIES	(471,714)	(119,877)	(6,152)

INVESTING ACTIVITY
Equipment acquired	(4,530)	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	(4,530)	-	-

FINANCING ACTIVITIES
(Advances to) repayment from director	(1,060)	(2,718)	5,636
Issuance of convertible debt	55,000	-	-
Share issue costs	(31,232)	(22,028)	-
Common stock issued for cash	481,170	89,450	-
CASH USED FOR INVESTING ACTIVITIES	503,878	64,704	5,636

NET INCREASE (DECREASE) IN CASH	27,634	(55,173)	(516)
CASH, BEGINNING OF PERIOD	-	82,807	738
CASH, END OF PERIOD	$27,634	$27,634	$222

The accompanying notes are an integral part of these financial statements.

Supplemental cash flow information (note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FROM INCEPTION ON JANUARY 9, 2006 TO APRIL 30, 2011
(Unaudited - Prepared by Management)
(Stated in US Dollars)

					Deficit
					Accumulated	Share
	Common Shares		Additional	Equity Portion	During	Subscriptions	Share	Total
	Number of		Paid-In	of Convertible	Exploration	Received in	Subscriptions	Stockholders'
	Shares	Amount	Capital	Debt	Stage	Advance	Receivable	Equity (Deficit)
Shares issued for cash @ $0.001 on January 13, 2006	5,500,000	$5,500	$-	$-	$-	$-	$-	$5,500
Shares issued for cash @ $0.01 on August 24, 2006	2,300,000	2,300	20,700	-	-	-	-	23,000
Shares issued for cash @ $0.10 on October 31, 2006	950,000	950	94,050	-	-	-	-	95,000
Net loss for the period	-	-	-	-	(22,176)			(22,176)
Balance October 31, 2006	8,750,000	8,750	114,750	-	(22,176)	-	-	101,324
Shares issued for mineral property @ $0.22 on September 7, 2007	10,000	10	2,190	-	-	-	-	2,200
Net loss for the year	-	-	-	-	(69,538)	-	-	(69,538)
Balance October 31, 2007	8,760,000	8,760	116,940	-	(91,714)	-	-	33,986
Shares issued for mineral property @ $0.488 on January 16, 2008	20,000	20	9,740	-	-	-	-	9,760
Net loss for the year	-	-	-	-	(86,666)	-	-	(86,666)
Balance October 31, 2008	8,780,000	8,780	126,680	-	(178,380)	-	-	(42,920)
Shares issued for cash @ $0.15 on June 30, 2009	1,055,135	1,055	157,215	-	-	-	-	158,270
Net loss for the year	-	-	-	-	(135,825)			(135,825)
Balance October 31, 2009	9,835,135	9,835	283,895	-	(314,205)	-	-	(20,475)
Shares issued for mineral property @ $0.17 on June 25, 2010	150,000	150	25,350	-	-	-	-	25,500
Shares issued for mineral property @ $0.25 on July 7, 2010	200,000	200	49,800	-	-	-	-	50,000
Shares issued for consulting service @ $0.21 on October 20, 2010	100,000	100	20,900	-	-	-	-	21,000
Shares issued for consulting service @ $0.22 on October 21, 2010	250,000	250	54,750	-	-	-	-	55,000
Stock-based compensation	-	-	245,710	-	-	-	-	245,710
Share subscriptions received in advance	-	-	-	-	-	109,950	-	109,950
Net loss for the year	-	-	-	-	(514,001)	-	-	(514,001)
Balance October 31, 2010	10,535,135	10,535	680,405	-	(828,206)	109,950	-	(27,316)
Shares issued for cash @ $0.1 on December 31, 2010	2,000,000	2,000	166,769	-	-	(109,950)	(601)	58,218
Fair value of the conversion features of the convertible debt	-	-	-	15,840	-	-	-	15,840
Shares issued upon partial conversion of convertible debt @ $0.075 on March 9, 2011	165,517	166	16,688	(4,854)	-	-	-	12,000
Net loss for the period	-	-	-	-	(126,004)	-	-	(126,004)
Balance April 30, 2011	12,700,652	$12,701	$863,862	$10,986	$(954,210)	$-	$(601)	$(67,262)

The accompanying notes are an integral part of these interim consolidated financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $126,004 for the period ended April 30, 2011, and has an accumulated deficit of $954,210. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

These interim financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 4 below.

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
APRIL 30, 2011
(Stated in US Dollars)

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued)

(ii)

In June 2009, the FASB issued new guidance which is now a part of ASC 860-10 (formerly SFAS Statement No 166), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is now a part of ASC 860-10), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guideline on November 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.

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

(iv)

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

(v)

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

5.	PROPERTY AND EQUIPMENT

	April 30, 2011			October 31, 2010
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$1,477	$954	$523	$615
Furniture and equipment	3,053	1,470	1,583	1,759
	$4,530	$2,424	$2,106	$2,374

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in US Dollars)

6.	RELATED PARTY TRANSACTIONS

The Company paid $15,000 (April 30, 2010 -$nil) in consulting fees to the Company’s director during the six months ended April 30, 2011.

The amount due from/to the Company’s director was non-interest bearing, unsecured and had no specific repayment terms.

7.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, due from/(to) director, accounts payable and accrued liabilities, and convertible debenture. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to their short term-maturity or capacity of prompt liquidation.

As at April 30, 2011, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Cash	$4,109
Receivables	$17,747
Due from director	$1,058
Accounts payable	$37,842

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of April 30, 2011, Canadian dollar amounts were converted at a rate of $0.95034 Canadian dollars to $1.00 U.S. dollar.

8.	CONVERTIBLE DEBENTURE

Effective September 8, 2010, the Company closed a convertible debt financing with Asher Enterprises, Inc. pursuant to a securities purchase agreement dated August 25, 2010. Under the terms of the Agreement, the Company issued an 8% convertible note (the “Note”) in the aggregate principal amount of $55,000, unsecured, maturing on May 27, 2011.

The Note may be converted into shares of the Company’s common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from August 25, 2010, i.e. February 21, 2011, subject to adjustments as further set out in the Note. After the maturity date May 27, 2011, any unpaid principal or interest on the Note will bear interest at a rate of 22% per annum. The Company has the right to repay the note within 180 days from August 25, 2010, in consideration of the payment of cash equal to 150% of the outstanding principal amount of the Note, plus accrued interest. To April 30, 2011, interest has been accrued in the amount of $2,970.

The Company separates the liability and equity components of the convertible promissory note using the residual valuation of liability approach. The value of the debt component of $39,160 is calculated by valuing the current debt at the effective annual interest rate (“EAR”) of 8.33%, and comparing it to a re-valued debt balance calculated at the EAR of a market rate for similar debt without a conversion feature, which has been determined to be 52.14% . The debt component has been recorded as a current liability. The remaining balance of $15,840 was recorded as an equity portion of the convertible debt as at February 21, 2011. The carrying value of the liability is accreted to the redemption value of the promissory note over the period from February 21, 2011 to the maturity date of May 27, 2011.

On March 9, 2011 $12,000 of convertible debt was converted into shares at a rate of $0.0725 per share for a total of 165,517 shares. The conversion price was at a 42% discount on market rate of $0.125 on the date of conversion. The Company recognized interest expense of $36,946 (2010 - $Nil) and accretion expense of $9,826 (2010 - $Nil).

The net value assigned to the liability and equity components are as follows:

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in US Dollars)

8.	CONVERTIBLE DEBENTURE (continued)

	April 30, 2011	October 31, 2010
Value of Convertible Debt	$27,160	$55,000
Accrued interest	36,946	-
Accretion of debt	9,826	-
Liability component of the convertible debt	$73,932	$55,000

Equity component of the convertible debt	$10,986	$-

9.	DOS NACIONES PROPERTY

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

10.	CAPITAL STOCK

	a)	Common shares issued:

On December 6, 2010, the Company closed a non-brokered private placement consisting of 2,000,000 units at a price of $0.10 per unit, for total proceeds of $200,000. Each unit consisted of one common share and one share purchase warrant, entitling the holder to purchase an additional common share at a price of $0.25 for a period of two years.

On March 9, 2011 the Company issued 165,517 common shares upon partial conversion of the convertible debt of $12,000.

At April 30, 2011, $601 of these funds were still receivable.

	b)	Stock options

Effective September 7, 2010, the Company adopted a stock option plan that allows for the issuance of stock options to acquire up to 5,000,000 common shares. At April 30, 2011, 4,000,000 shares were available for future grants under the Company’s stock option plan.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in US Dollars)

10.	CAPITAL STOCK (continued)

		Weighted Average
	Number of Shares	Exercise Price
Options exercisable at October 31, 2010	1,500,000	$0.10
Expired	(500,000)	(0.10)
Options exercisable at April 30, 2011	1,000,000	$0.10

Weighted average remaining contractual life	1.36 years

On April 30, 2011, the Company had outstanding 1,000,000 stock options, exercisable at a price of $0.10 per common share, on or before September 7, 2012.

c)	Share purchase warrants

As at April 30, 2011, the Company has share purchase warrants outstanding entitling the holders to acquire common shares as follows:

Exercise		Outstanding at				Outstanding at
Price	Expiry Date	October 31, 2010	Issued	Exercised	Expired	April 30, 2011
$0.30	June 30, 2011	1,055,135	-	-	-	1,055,135
$0.25	December 6, 2012	-	2,000,000	-	-	2,000,000
		1,055,135	2,000,000	-	-	3,055,135
Weighted average remaining contractual life						1.11 years

11.	SUPPLEMENTAL CASH FLOW INFORMATION

		For the six months ended
	Cumulative
	Amounts from
	Inception to
	April 30, 2011	April 30, 2011	April 30, 2010
SUPPLEMENTAL DISCLOSURE
Interest paid	$378	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for subscription advances	$109,950	$109,950	$-
Shares issued for subscription receivable	$(601)	$(601)	$-
Shares issued for conversion of convertible debt	$12,000	$12,000	$-
Equity portion of convertible debt	$10,986	$10,986	$-

12.	SUBSEQUENT EVENTS

On June 3, 2011 $15,000 of convertible debt was converted into shares at a rate of $0.0493 per share for a total of 304,260 shares. The conversion price was at a 42% discount on market rate of $0.085 on the date of conversion. As result of the June 3, 2011 conversion, the face value of the convertible debt has been decreased to $28,000 (Note 8).

The Company has evaluated subsequent events and has determined that there are no other events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program commenced in July, 2010. The first phase consists of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property.

We have submitted 38 samples from the July/August work program to an assay lab to confirm the sampling results. In October, 2010, fieldwork completed by us was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December, 2010 we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program we intend to commence a drill program in July, 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area. The Company determined to delay the drill program to July, 2011 due to the unavailability of drilling companies for the program.

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

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program was completed during the quarter ended October 31, 2010. The first phase consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 the Company’s operator on the Dos Nactiones property engaged geological consultants to conduct mapping and sampling on the property. The Company has commenced the second phase of its exploration program. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $174,000. A detailed breakdown of the proposed budget and work exploration program is as follows:

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

As of April 30, 2011 we had cash of $27,634. Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing.

On March 11, 2011, we issued 165,517 shares of our common stock to Asher Enterprises, Inc. (“Asher”) pursuant to our 8% convertible note (the “Note”) with Asher dated August 25, 2010 in the amount of $55,000. Asher provided us with a notice to convert $12,000 of the principal amount of the Note.

On June 3, 2011 $15,000 of the Note was converted into shares at a rate of $0.0493 per share for a total of 304,260 shares. The conversion price was at a 42% discount on market rate of $0.085 on the date of conversion. As result of the June 3, 2011 conversion, the face value of the convertible debt has been decreased to $28,000

Based on the above estimate of $235,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. We plan to rely on the equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended April 30, 2011 which are included herein.

Our operating results for the three month period ended April 30, 2011 and 2010 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
Operating Expenses	76,165	19,783	115,003	26,247
Acquisition Costs	-	-	-	-
Exploration Costs	5,000	12,303	11,001	12,303
Net Loss	81,165	($32,086)	126,004	($38,550)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and six month periods ended April 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010
General and Administrative Expenses
Professional Fees	$33,130	$12,510	$39,118	$18,590
Accretion	9,826	-	9,826	-
Amortization	134	176	268	352
Bank Charges and Interest	14,205	408	37,213	445
Consulting	15,999	-	15,999	-
Foreign Exchange Loss (gain)	(2,921)	851	(1,648)	963
Office Expenses	4,582	4,483	6,384	4,542
Shareholder Communication	1,210	-	3,244	-
Transfer Agent	-	1,355	4,599	1,355
Total	$76,165	$19,783	$115,003	26,247

General and Administrative

The $56,382 increase in our general and administrative expenses for the three month period ended April 30, 2011 compared to April 30, 2010 was primarily due to (i) an increase in our professional fees, (ii) an increase in our consulting expenses, and (iii) an increase in our interest expenses.

The $88,756 increase in our general and administrative expenses for the six month period ended April 30, 2011 compared to April 30, 2010 was primarily due to (i) an increase in our professional fees, (ii) an increase in our consulting expenses, and (iii) an increase in our interest expenses.

Interest Expenses

Our interest expenses increased by $37,034 during the six month period ended April 30, 2011 primarily due to accretion on the convertible debt.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $20,620 during the three month period ended April 30, 2011 primarily due to increased legal fees. Our professional fees increased by $20,528 during the six month period ended April 30, 2011 primarily due to increased legal fees. Professional fees are expected to increase during fiscal 2011 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Consulting Expenses

Our consulting expenses increased by $15,999 during the three month period ended April 30, 2011 primarily due to increased management and consulting expenses during the quarter.

Liquidity And Capital Resources

Working Capital
			Percentage
	As at	As at October	Increase /
	April 30, 2011	31, 2010	(Decrease)
Current Assets	$47,422	$91,118	(48.0%	)
Current Liabilities	$116,790	$130,012	(10.2%	)
Working Capital	$(69,368)	$(38,894)	(78.4%	)

Cash Flows
	Six Month Period	Six Month Period	Percentage
	Ended	Ended	Increase /
	April 30, 2011	April 30, 2010	(Decrease)
Cash used in Operating Activities	$119,877	$6,152	18,485.9%
Cash provided by Investing Activities	$-	$-	n/a
Cash provided by Financing Activities	$64,704	$5,636	1,048.0%
Net Increase (Decrease) in Cash	$(55,173	$(516)	105,924.4%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of April 30, 2011 we had cash of $27,634, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $119,877 during the six period ended April 30, 2011 and $6,152 during the six month period ended April 30, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We generated cash of Nil in investing activities during the six month period ended April 30, 2011. No cash was used or provided in investing activities during the three month period ended April 30, 2011.

Cash from Financing Activities

We generated cash of $64,704 from financing activities during the six month period ended April 30, 2011 compared to cash of $5,636 generated from financing activities during the six month period ended April 30, 2010.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2011, our company has accumulated losses of $954,210 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At April 30, 2011 we had working capital deficit of ($69,368). We incurred a net loss of $81,165 for the three month period ended April 30, 2011 and $954,210 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 3, 2011, we issued 304,260 shares of our common stock to Asher Enterprises, Inc. pursuant to our 8% convertible note with Asher dated August 25, 2010 in the amount of $55,000. Asher Enterprises provided the Company with a notice to convert $15,000 of the principal amount of the note. The shares were issued to Asher Enterprises pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 on the basis that Asher represented to the Company that they are an accredited investor as such term is defined in Regulation D.

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

Date: June 20, 2011

By
/s/ Ezra Jimenez
Ezra Jimenez
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: June 20, 2011