Form 10-Q
period 2011-07-31
DEL TORO SILVER CORP.
filed 2011-09-20
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 103 – 318 North Carson Street, Carson City, Nevada	89701-4597
(Address of principal executive offices)	(Zip Code)

775.782.3999
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
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
13,004,912 common shares issued and outstanding as of September 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended July 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.
Consolidated Financial Statements
(Expressed in US dollars)
Periods Ended July 31, 2011 (unaudited) and October 31, 2010

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	July 31,	October 31,
	2011	2010
	$	$
	(unaudited)
Assets
Current Assets
Cash	8,536	82,807
Amounts receivable	19,744	8,311
Due from directors (Note 9)	1,109	–
Total Current Assets	29,389	91,118
Property and equipment (Note 3)	1,972	2,374
Deferred financing costs	–	9,204
Total Assets	31,361	102,696

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	64,570	73,354
Due to related parties (Note 9)	–	1,658
Convertible debenture, net of unamortized discount of $nil (Note 5)	28,000	55,000
Total Current Liabilities	92,570	130,012
Nature of operations and continuance of business (Note 1)

Stockholders’ Deficit

Preferred stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding: Nil shares	–	–

Common stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding:13,004,912 (2010 – 10,535,135) shares	13,005	10,535
Equity portion of convertible debenture (Note 5)	43,489	–
Additional paid-in capital	873,704	680,405
Share subscriptions receivable (Note 6)	(601)	109,950
Accumulated deficit during the exploration stage	(990,806)	(828,206)
Total Stockholders’ Deficit	(61,209)	(27,316)
Total Liabilities and Stockholders’ Deficit	31,361	102,696

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

					Accumulated
					from January 9,
	Three Months	Three Months	Nine months	Nine months	2006 (Date of
	Ended	Ended	ended	ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization	134	175	402	527	2,558
Consulting	–	–	15,999	–	296,894
Foreign exchange loss (gain)	4,445	(497)	2,797	466	(1,727)
General and administrative	6,429	2,176	23,192	9,925	82,972
Mineral property expenses	9,000	75,500	20,001	87,803	253,094
Professional fees	13,894	1,845	50,654	19,028	307,460
Total expenses	33,902	79,199	113,045	117,749	941,251
Loss before other expense	(33,902)	(79,199)	(113,045)	(117,749)	(941,251)
Other expense
Accretion of discount on convertible debt (Note 5)	(1,279)	–	(43,489)	–	(43,489)
Interest expense	(1,415)	–	(6,066)	–	(6,066)
Total other expense	(2,694)	–	(49,555)	–	(49,555)
Net loss	(36,596)	(79,199)	(162,600)	(117,749)	(990,806)

Loss per share, basic and diluted	–	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding	12,895,775	9,946,005	12,446,438	9,872,498

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the	For the	Accumulated from
	nine months ended	nine months ended	January 9, 2006 (Date
	July 31,	July 31,	of Inception) to April 30,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss for the period	(162,600)	(117,749)	(990,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	43,489	–	43,489
Amortization	402	527	2,558
Foreign exchange (gain) loss	2,797	466	(1,727)
Shares issued for mineral property	–	75,500	142,460
Shares issued for services	–	–	21,000
Stock-based compensation	–	–	245,710
Changes in operating assets and liabilities:
Amounts receivable	(12,088)	(1,677)	(20,399)
Accounts payable and accrued liabilities	(10,926)	35,690	66,952
Net Cash Used In Operating Activities	(138,926)	(7,243)	(490,763)

Investing Activities
Purchase of property and equipment	–	–	(4,530)
Net Cash Used In Investing Activities	–	–	(4,530)

Financing Activities
Proceeds (repayment) to related parties	(2,767)	6,691	(1,109)
Proceeds from issuance of convertible debenture	–	–	55,000
Proceeds from issuance of common shares	89,450	–	481,170
Shares issuance costs	(22,028)	–	(31,232)
Net Cash Provided by Financing Activities	64,655	6,691	503,829
Increase (Decrease) in Cash	(74,271)	(552)	8,536
Cash – Beginning of Period	82,807	738	–
Cash – End of Period	8,536	186	8,536

Supplemental disclosures:
Interest paid	–	–	378
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for conversion of convertible debt	27,000		27,000
Equity portion of convertible debenture	43,489		43,489

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
Three months ended July 31, 2011
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Del Toro Silver Corp. (the Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp. The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2011, the Company has not earned any revenue, has a working capital deficit of $63,181, and an accumulated deficit of $990,806. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are Expressed in US dollars. The Company’s fiscal year-end is October 31.

	(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2011, and the results of its operations and cash flows for the three month period ended July 31, 2011 and 2010. The results of operations for the periods ended July 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

	(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
Three months ended July 31, 2011
(Expressed in US dollars)
(unaudited)

3.	Property and Equipment

			July 31,	October 31,
			2011	2010
		Accumulated	Net carrying	Net carrying
	Cost	amortization	value	value
	$	$	$	$
Computer equipment	1,477	1,000	477	6158
Furniture and equipment	3,053	1,558	1,495	1,759
	4,530	2,558	1,972	2,374

4.	Mineral Properties

On July 7, 2009, and amended on June 25, 2010 and October 21, 2010, the Company entered into an option agreement (the “Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Agreement, the Company would pay a purchase price of $29,658 (Cdn $35,000) and have a option to acquire a further 20% interest in the property subject to the following terms:

	-	Issuance of 150,000 common shares on or before June 25, 2010 (issued);
	-	Issuance of 200,000 common shares on or before July 7, 2010 (issued);
	-	Issuance of 250,000 common shares on or before October 21, 2010 (issued);
	-	Issuance of 400,000 common shares on or before July 7, 2012; and
	-	Incur exploration expenditures of Cdn $800,000 on or before July 7, 2013.

If the Company exercises the option, the Company will be deemed to enter into a joint venture agreement in accordance with the terms of the Option Agreement.

5.	Convertible Debentures

On September 8, 2010, the Company issued a convertible debenture with a non-related party for $55,000. Under the terms of the debenture, the amount is unsecured, due interest at 8% per annum, and is due on or before May 27, 2011. The debenture is convertible into common shares of the Company commencing February 21, 2011 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the three lowest trading prices in the prior ten trading days of the conversion date. The Company calculated the beneficial conversion feature using the residual value method at an estimated fair value of $43,489 and a corresponding discount to the convertible debenture.

On March 9, 2011, the Company issued 165,517 common shares at $0.07 per share for the conversion of $12,000. On June 3, 2011, the Company issued 304,260 common shares at $0.05 per share for the conversion of $15,000.

As at July 31, 2011, the carrying value of the debenture is $28,000 and the Company recorded accretion expense of $43,489 for the period ended July 31, 2011.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
Three months ended July 31, 2011
(Expressed in US dollars)
(unaudited)

6.	Common Shares

(a)

On December 3, 2010, the Company issued 2,000,000 units at $0.10 per unit for proceeds of $200,000, of which $109,950 was received prior to October 31, 2010. Each unit is comprised of one common share and one share purchase warrant which grants the holder to purchase one additional common share at $0.25 per share until December 3, 2012. As at July 31, 2011, $601 of share subscriptions was receivable.

	(b)	On March 9, 2011, the Company issued 165,517 common shares to settle debt of $12,000.

	(c)	On June 3, 2011, the Company issued 304,260 common shares to settle debt of $15,000.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, October 31, 2009 and 2010	1,055,135	0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	(0.30)
Balance, July 31, 2011	2,000,000	0.25

As at July 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
2,000,000	0.25	December 3, 2012

8.	Stock Options

On September 7, 2010, the Company adopted a stock option plan allowing for the issuance of stock options to acquire up to 5,000,000 common shares. As at July 31, 2011, there were 4,000,000 shares available for issuance under the Company’s stock option plan.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
Three months ended July 31, 2011
(Expressed in US dollars)
(unaudited)

8.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	(US$)	(years)	(US$)
Outstanding and exercisable, October 31, 2009	–	–
Granted	1,500,000	0.10
Outstanding and exercisable, October 31, 2010	1,500,000	0.10
Expired	(500,000)	(0.10)
Outstanding and exercisable, July 31, 2011	1,000,000	0.10	1.11	–

Additional information regarding stock options as of July 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,000,000	0.10	September 7, 2012

As of July 31, 2011, the Company had no unrecognized compensation expense relating to unvested options.

9.	Related Party Transactions

	(a)	As at July 31, 2011, the Company advanced $1,109 (October 31, 2010 – owed $1,658) to a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	During the period ended July 31, 2011, the Company incurred $15,000 (2010 - $nil) in consulting fees to a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Del Toro Silver Corp., unless otherwise indicated.

General Overview

Our company was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, our company completed a merger with our wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change our company’s name to Del Toro Silver Corp.

Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones property in Mexico and exercising our option under an option agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010 and October 21, 2010. The Dos Naciones property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones property is comprised of one mineral concession that covers approximately 2,391 hectares.

Our company received a technical report dated March 25, 2009 from our consulting geologist David J. Pawliuk respecting the Dos Naciones property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones property to explore potential mineralization on the property. The report found that Dos Naciones property hosts different styles of significant metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

We intend to conduct a three phase exploration program on the Dos Naciones property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program commenced in July, 2010. The first phase consists of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010, our operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property.

We have submitted 38 samples from the July/August 2010 work program to an assay lab to confirm the sampling results. In October, 2010, fieldwork completed by us was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December, 2010 we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program we intend to commence a drill program in October, 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area. Our company decided to delay the drill program to October, 2011 due to the unavailability of drilling companies for the program.

We have completed Phase I and have commenced Phase II of exploration on our Dos Naciones property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Plan of Operation

Our plan of operation is to conduct exploration activities on our Dos Naciones property, exercise the option under the option agreement with Yale and subsequently enter into a joint venture agreement with Yale.

We intend to conduct a three phase exploration program on the Dos Naciones property at an aggregate estimated cost of $450,000. The first phase of our exploration program was completed during the quarter ended October 31, 2010. The first phase consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our company’s operator on the Dos Nactiones property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September, 2011. If the results of the second phase of our exploration program warrant the continuation into the third phase of the program, we intend to conduct the third phase of the program consisting of further diamond drilling of identified IP anomalies from Phase II at an estimated cost of $174,000. A detailed breakdown of the proposed budget and work exploration program is as follows:

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

Phase Three

Phase Three is contingent on IP anomalies from Phase Two work being determined to be favourable for testing with diamond drill holes.

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

As of July 31, 2011 we had cash of $8,536. Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing.

On March 11, 2011, we issued 165,517 shares of our common stock to Asher Enterprises, Inc. (“Asher”) pursuant to our 8% convertible note (the “Note”) with Asher dated August 25, 2010 in the amount of $55,000. Asher provided us with a notice to convert $12,000 of the principal amount of the Note.

On June 3, 2011 $15,000 of the Note was converted into shares at a rate of $0.0493 per share for a total of 304,260 shares. As result of the June 3, 2011 conversion, the face value of the convertible debt has been decreased to $28,000 as at July 31, 2011.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended July 31, 2011 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2011 and 2010 are summarized as follows:

		Three Months Ended				Nine Months Ended
		July 31,				July 31,
		2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		33,902		$79,199		113,045		117,749
Other Expenses		2,694	$	Nil		49,555		Nil
Net Loss		$(36,596)		$(79,199)		$(162,600)		$(117,749)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and nine month periods ended July 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Amortization	$134	$175	$402	$527
Consulting	Nil	Nil	15,999	Nil
Foreign exchange loss (gain)	4,445	(497)	2,797	466
General and administrative	6,429	2,176	23,192	9,925
Mineral property expenses	9,000	75,500	20,001	87,803
Professional fees	13,894	1,845	50,654	19,028
Accretion on discount of convertible debt	1,279	Nil	43,489	Nil
Interest expense	1,415	Nil	6,066	Nil
Total	$36,596	$79,199	$162,600	117,749

General and Administrative

The $4,253 increase in our general and administrative expenses for the three month period ended July 31, 2011 compared to July 31, 2010 was primarily due to increases in transfer agent fees relating to issuances of common shares.

The $13,267 increase in our general and administrative expenses for the nine month period ended July 31, 2011 compared to July 31, 2010 was primarily due to increases of transfer agent fees relating to issuances of common share and shareholder communications.

Interest Expenses

Our interest expenses increased by $6,066 during the six month period ended July 31, 2011 primarily due to accretion on the convertible debt.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $12,049 during the three month period ended July 31, 2011 primarily due to due diligence work surrounding issuances of common shares. Our professional fees increased by $31,626 during the six month period ended July 31, 2011 primarily due to Increased costs in our audit and legal work. Professional fees are expected to increase during fiscal 2011 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Consulting Expenses

Our consulting expenses increased by $15,999 during the nine month period ended July 31, 2011 primarily due to increased management and consulting expenses during the quarter.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	July 31, 2011	31, 2010	(Decrease)
Current Assets	$29,389	$91,118	(67.75%	)
Current Liabilities	$92,570	$130,012	(28.80%	)
Working Capital	$(63,181)	$(38,894)	34.44%

Cash Flows
	Nine Month Period	Nine Month Period	Percentage
	Ended	Ended	Increase /
	July 31, 2011	July 31, 2010	(Decrease)
Cash provided by (used in) Operating Activities	$(138,926)	$(7,243)	94.79%
Cash provided by Financing Activities	$64,655	$6,691	89.67%
Net Increase (Decrease) in Cash	$(74,271)	$(552)	99.26%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of July 31, 2011 we had cash of $8,536, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $138,926 during the nine period ended July 31, 2011 and $7,243 during the nine month period ended July 31, 2010. Cash used in operating activities was funded by cash from financing activities, and increase was due to receipt of $89,450 from the issuance of common shares.

Cash From Investing Activities

We generated cash of $Nil in investing activities during the nine month periods ended July 31, 2011 and 2010.

Cash from Financing Activities

We generated cash of $64,655 from financing activities during the nine month period ended July 31, 2011 compared to cash of $6,691 generated from financing activities during the nine month period ended July 31, 2010. The increase was due to proceeds of $89,450 from issuance of common shares less payment of $22,028 for share issuance costs.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 13,004,912 shares of common stock issued and outstanding, and 2,000,000 warrants outstanding, exercisable at a price of $0.25 per share until December 3, 2012.

We have 500,000 options to acquire additional shares of common stock at a price of $0.10 per share. We do not have shares of any other class issued and outstanding as at the date of this report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2011, our company has accumulated losses of $990,806 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Greg Painter our president and chief executive officer devotes approximately 40% of his working time on providing management services to us and Patrick Fagen our chief financial officer devotes approximately 25% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At July 31, 2011 we had working capital deficit of $63,181. We incurred a net loss of $36,596 for the three month period ended July 31, 2011 and $990,806 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On July 6, 2011, Mark McLeary resigned as our chief executive officer, president, secretary, treasurer and a director of our company. Mr. McLeary’s resignation was not due to any disagreement with any of our company’s policies, procedures or practices. Subsequently, on July 6, 2011, we appointed Greg Painter to our board of directors and as our chief executive officer, president, secretary and treasurer.

Effective August 24, 2011, our board of directors accepted the resignation of Ezra Jiminez as a director and chief financial officer of our company. The resignation of Mr. Jiminez was not due to any disagreement with our company. Subsequently on August 24, 2011, we appointed Patrick Fagen to the board of directors and as chief financial officer of our company.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)

3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on January 22, 2007)

3.3	Articles of Merger filed with the Secretary of State of Nevada on July 24, 2009 dated effective July 28, 2009 (filed as an exhibit to our Current Report on Form 8-K, filed on August 19, 2009)

(10)	Material Contracts

10.1	Property Option Agreement dated August 25, 2006 (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)

10.2	Amended Property Option Agreement dated January 15, 2008 (incorporated by reference to our Current Report on Form 8-K, filed on January 16, 2008)

10.3	Termination Agreement and Mutual Release dated December 3, 2008 (incorporated by reference to our Current Report on Form 8-K, filed on December 12, 2008)

10.4	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

10.5

Amendment to Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated March 11, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

10.6	Form of Subscription Agreement for the Private Placement Completed on June 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on July 8, 2009)

10.7	Option Agreement dated July 7, 2009 between Yale Resources Ltd. and our company (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2009)

10.8	Subscription Agreement between Mark McLeary and Candev Resource Exploration Inc. (incorporated by reference to Schedule 13D filed on July 16, 2009)

10.9	Amendment to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2010)

10.10	Investor Relations Agreement with Goal Capital LLC dated July 15, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

10.11	Convertible Promissory Note dated August 25, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

10.12	Securities Purchase Agreement dated August 23, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

Exhibit
Number	Description

10.13	2010 Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

10.14	Amendment #2 to Option Agreement between Del Toro Silver Corp. and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2010)

10.15	Form of Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on February 15, 2011)

10.16	Form of US Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on February 15, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TORO SILVER CORP.

Date: September 19, 2011	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director)
(Principal Executive Officer)

Date: September 19, 2011	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)