Form 10-Q/A
period 2011-07-31
DEL TORO SILVER CORP.
filed 2011-10-12
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
[X] YES     [   ] NO

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.           EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

* These exhibits were previously included in Del Toro Silver Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 20, 2011.

** Filed with this Form 10-Q/A for Del Toro Silver Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TORO SILVER CORP.

Date: October 12, 2011	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director)
(Principal Executive Officer)

Date: October 12, 2011	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)