Form 10-K
period 2011-10-31
DEL TORO SILVER CORP.
filed 2012-02-13
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0515290
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

320 North Carson Street, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 775.782.3999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 29, 2011 was $555,652 based on a $0.08 closing price for the Common Stock on April 29, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,462,240 shares of common stock issued & outstanding as of January 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

 None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Del Toro Silver Corp., and, unless otherwise indicated, our wholly-owned subsidiary, Minera Plata Del Toro S.A. de C.V., a Mexican corporation.

Corporate Overview

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on January 9, 2006.

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the Option to acquire a further 30% interest in, the Dos Naciones Property, located in state of Sonora, Mexico, in accordance with the terms of a Property Option Agreement with Yale dated July 7, 2009. We entered into an amendment agreement dated June 25, 2010, amending certain terms of the option agreement.

We entered into an amendment agreement with Yale Resources Ltd. dated as of October 21, 2010 pursuant to which we amended the Option Agreement with Yale dated July 7, 2009, as earlier amended on June 25, 2010. Pursuant to the terms of the further-amended agreement Yale agreed to grant Del Toro an option to acquire a further 20% interest in the Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and 400,000 more shares of our common stock to Yale on or before July 7, 2012. Under the terms of the amendment Yale also agreed to rescind its option to repurchase the property during the option period.

In October, 2010 we announced that we expanded the Josefina target at Dos Naciones. Fieldwork completed by our company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along the strike and over 250 meters in width. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

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

In October, 2011, we were notified by our joint venture participant, Yale Resources Ltd., that a drilling contract has been signed with Geometrics Mineral Services S.A. de C.V. Drilling on the property began in November 2011.

In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, that have the potential for near-term production and positive cash flow.

Also on November 14, 2011, we entered into an Asset Sale Agreement with Bowerman Holdings LLC to acquire up to seventy-five percent (75%) of one hundred percent (100%) of Bowerman’s right, title and interest in and to thirty one (31) KM mining claims and seventeen (17) Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by May 12, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

In consideration of a sixty percent (60%) interest in the property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000.00, payable as follows:

  $25,000.00 payable by December 14, 2011 (the date of the payment has been extended to March 14, 2012);
  $4,500,000 payable upon closing by execution and delivery of a promissory note and a first position deed of trust against the property, which secures our company’s full repayment of the amount due under the Promissory Note; and
  $2,000,000 payable upon closing by delivery of 40,000,000 shares of our common stock at $0.05 per Share (issued to Bowerman and certain assignees of Bowerman). We have agreed to use our good faith efforts to file with the SEC a reseller prospectus registering the Shares within 160 days of the closing, failing which we will be required to pay a $10,000 fee to Bowerman in lieu of registration.

The $4,500,000 secured by the promissory note and deed of trust shall accrue interest (on unpaid principal and interest) from November 14, 2011 at the rate of ten percent (10%) interest per annum, compounded monthly. Principal and interest shall be due and payable in full on November 14, 2014 by way of a balloon payment equal to the amount of the entire balance then-due. We may prepay all or any part of the sum due under the promissory note any time without penalty. Delinquent payments under the note will be subject to a late fee equal to 10% of the delinquent payment amount. Subject to timely payment of the promissory note and all consideration due and payable, our company is entitled to acquire, within 48 months from closing, up to an additional fifteen percent (15%) interest in the Property at a rate of $300,000 per 1%.

In addition to the $6,525,000 aggregate purchase price, we have agreed to incur, within 36 months of the closing, not less than $1,500,000 in exploration, development, or operating expenses in respect of the property. Our company’s work commitment shall be carried out in accordance with a joint operations agreement between our company and Bowerman, also entered into on November 14, 2011, whereby Bowerman and our company have agreed to jointly develop the property through January 1, 2017.

Pursuant to the agreement, our company and Bowerman shall form a single purpose entity to serve as the sole operator of the property, with our company serving as manager of the entity. Subject to and upon completion of the $1,500,000, 36-month work commitment to be financed by our company, subsequent work programs and budgets shall be determined by our company at our sole discretion, and the operating costs of the entity shall be shared by our company and Bowerman on a pro-rata basis with their respective ownership interest in the property. Net proceeds of the entity shall also be divided between our company and Bowerman on a pro-rata basis with their respective ownership interest in the property.

Bowerman's parent company has caused one of its wholly owned subsidiaries to conditionally license to the entity the use of all equipment, improvements and other items of personal property and improvements overlying the Property. Our company shall have the option to exercise the license by paying to Bowerman a license fee of $100,000.00 per year. At our company’s election and sole determination, our company may pay each license fee either in cash, in common shares of our company discounted by twenty percent (20%) of the then-market value, or by crediting the value of the license fee toward Bowerman’s financial obligation to pay its pro rata interest for work performed under the Joint Operations Agreement, provided that Bowerman’s obligation shall not accrue until our company’s $1,500,000 work commitment has been fully expended. Our company shall also have the option to buy out the licensed equipment and improvements. The entity shall be charged with maintaining, repairing, servicing, supplying, insuring and otherwise keeping in good condition through due care all of the equipment and improvements for the duration of the license.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones property in Mexico. In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, with the potential for near-term production and positive cash flow. In keeping with this strategy on November 14, 2011, we entered into an Asset Sale Agreement with Bowerman Holdings LLC to acquire up to seventy-five percent (75%) of one hundred percent (100%) of the Bowerman’s right, title and interest in and to thirty one (31) KM mining claims and seventeen (17) Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by May 12, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

While our corporate strategy has changed we remain focused on exercising our option under an option agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010 and October 21, 2010. The Dos Naciones property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones property is comprised of one mineral concession that covers approximately 2,391 hectares.

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

In December, 2010, we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program, we commenced a drill program at the end of 2011 October on the La Espanola target to obtain further information on mineralization occurrences on the area.

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

Mexico

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

In reviewing the environmental impact statement, the Mexican government looks at potential impact on national Mexican environment, as well as reviewing for local concerns such as proximity to water supplies or potential interference with local farms. The Mexican government has ten days to respond after we file the environmental impact statement, and if it does not respond, authorization is deemed to have been granted. If the Mexican government does respond, then the time within which authorization will be granted can be increased to six to twelve months or longer. It is also possible that no authorization will be granted if the Mexican government is not satisfied that appropriate measures will be taken to protect the environment.

United States

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Subsidiaries

We have a wholly-owned subsidiary, Minera Plata Del Toro S.A. de C.V. a Mexican corporation.

Research and Development Expenditures

We have incurred $nil in research and development expenditures over the last two fiscal years.

Employees

As of October 31, 2011, our employees were our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We currently conduct and anticipate that we will continue to conduct most of our business through arrangements with consultants and third parties. Our officers and directors do not have an employment agreement with us.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any "reserve" and any funds that we spend on exploration will probably be lost.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

Access to the mineral property is restricted to the period between August to March of each year because the period between April to July is typically rainy season in the area. We can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

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

Greg Painter, our president and chief executive officer, devotes approximately 80% of his working time on providing management services to us and Patrick Fagen our chief financial officer, devotes approximately 40% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At October 31, 2011 we had a working capital deficit of $3,921. We incurred a net loss of $243,763 for the year ended October 31, 2011 and $1,071,969 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated January 24, 2012, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal offices are located at 320 North Carson Street, Carson City, Nevada 89701. Our office space is provided to us without cost. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

We own a 50% undivided interest in the Dos Naciones Property and have the option to acquire an additional 20% pursuant to the terms of our Option Agreement, as amended June 25, 2010 and October 21, 2010, with Yale Resources Ltd. The mineral concession that forms the Dos Naciones property was staked by Minera Alta Vista, S.A. de C.V. (Minera Alta Vista), a Mexican company that is a subsidiary of Yale Resources Ltd. Mineral concession Dos Naciones, number 230649, was registered September 28, 2007 and expires September 27, 2057. The concession is registered by the Government of Mexico in Book 366 Page 155 Act 309. This exploration concession covers an area of 2930.8269 ha, and is currently registered in the name of Minera Alta Vista, S.A. de C.V. Title to the concession is currently held in the name of Minera Alta Vista, upon exercise of the Option by our company, title to 70% of the concession will be transferred to our wholly owned Mexican subsidiary. The Dos Naciones mineral concession lies within the municipalities of Opodepe and Cucurpe, Sonora. Payments of 40,394.68 pesos are paid every semester, i.e., twice per year, to the Government of Mexico in order to maintain the rights to the mineral concession. This amount increases every two years. Our joint venture partner Yale Resources Ltd. has spent approximately $100,000 on property exploration to date.

Technical Report

We received a technical report dated March 25, 2009 from its consulting geologist David J. Pawliuk, P. Geo, respecting the Dos Naciones property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones Property to explore potential mineralization on the property. The report found that Dos Naciones Property hosts different styles of metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

The report also concluded that there were extensive areas of skarn occurring within the Dos Naciones property at the La Espanola area, and at the Dos Naciones occurrence area. These skarns contain potentially economic concentrations of copper, silver and gold. Skarns often form around the periphery of porphyry copper mineralizing systems. Lead- and silver-bearing quartz veining occurs along a fault zone that strikes 130 degrees and dips 55 degrees to the northeast at the east side of the Dos Naciones occurrence area; this veining is approximately parallel to the mineralized quartz veins at Josefina. The report further concluded that the geological setting of the Dos Naciones property area is favourable for bulk-tonnage porphyry copper deposits.

The report recommended a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. In October 2011, we commenced the second phase of our exploration program with a planned 300 metre 3 hole diamond drilling program. The drilling was successful in confirming the high potential for multiple at-surface skarn targets. Drilling in the strongly altered and fractured ground proved very difficult and each of the three holes was terminated before reaching the target depth due to technical reasons. The table below summarizes the results received:

Drill Hole	From	To	Interval	Cu (%)	Au (g/t)	Ag (g/t)
D2N-01	0.00	10.50	10.50	1.04	0.08	33.3
D2N-01	29.70	30.45	0.75	0.21	1.50	88.3
D2N-02	Hole lost at 12.0 m
D2N-03	4.50	14.50	10.00	0.76	0.12	9.3
Including:	8.85	9.45	0.60	5.45	0.58	50.7

The results of this second phase of our exploration program warrant the continuation into the third phase of the program. The timing and scale of the next phase of work has yet to be determined but the company is working with Yale to determine how best to advance the exploration at Dos Naciones.

Description of Property, Location, Means and Access

The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico (See Figure 1 below). The Dos Naciones Property is located approximately 75 km southwest of the important Cananea mining district (Figure 1). The Dos Naciones Property is comprised of one mineral concession, or lode, that covers approximately 2,391 hectares. The Dos Naciones mineral concession measures approximately 5 km east-west by 5 km north-south; it surrounds the “CRUZ” concession, which covers an area of

100 hectares. The Dos Naciones Property is accessible via a gravel road that leads to Rancho Los Janos; this gravel road leads southward from the paved road between Magdalena de Kino and the village of Los Janos. The turnoff southwards to Rancho Los Janos is about 10 km east of the village of Cucurpe. Four-wheel-drive roads extend southwards beyond the ranch buildings and provide good access to all parts of the property. About 3 hours is required to drive from Hermosillo to the Dos Naciones Property.

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

In October, 2010, fieldwork completed by our company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

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

Item 3.	Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “DTOR.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on July 12, 2007 under the symbol “CVRX”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2011	$0.095	$0.02
July 31, 2011	$0.10	$0.06
April 30, 2011	$0.20	$0.07
January 31, 2011	$0.28	$0.125
October 31, 2010	$0.35	$0.12
July 31, 2010	$0.35	$0.04
April 30, 2010	$0.15	$0.08
January 31, 2010	$0.15	$0.05
October 31, 2009	$0.28	$0.05

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Valiant Trust Company, of 600 – 750 Cambie Street, Vancouver, BC, Canada V6B 0A2; telephone number: 604-699-4884; facsimile: 604-681-3067.

On October 31, 2011, the shareholders list showed 64 registered shareholders, 15,462,240 common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2011.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

2010 Stock Option Plan

On September 7, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,000,000	$0.10	Nil
Total	1,000,000	$0.10	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended October 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2011 and October 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

The three phase exploration program on the Dos Naciones property carries an aggregate estimated cost of $450,000. The first phase of our exploration program was completed during the quarter ended October 31, 2010and consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our company’s operator on the Dos Nactiones property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September, 2011. The results of this second phase of our exploration program warrant the continuation into the third phase of the program. The timing and scale of the next phase of work has yet to be determined but the company is working with Yale to determine how best to advance the exploration at Dos Naciones. A detailed breakdown of the proposed budget and work exploration program is as follows:

Estimated Dos Naciones Work Program Costs

Phase One

Detailed geological mapping, stripping and trenching	Cost
1 Geologist for 50 days @ $300 per day:	$15,000
3 Field Assistants for 50 days @ $100 per day:	$15,000
Food and accommodation @ $30 per man-day:	$6,000
Field supplies:	$1,000
Vehicle rental, fuel and maintenance:	$5,000
Analytical costs: 300 samples @ $30 per sample:	$9,000
Total geological mapping, stripping and trenching:	$51,000
Report preparation
For reporting on all of the above work, including drafting:	$2,500

Subtotal Phase One	$53,500

Phase Two

IP surveying in area of aeromagnetic low
15 days of surveying along cut grid lines with pickets at 25 m intervals (slope distance) at an all-inclusive cost	$30,000
Diamond drilling to test mineralized vein structures at Josefina
500 meters at an all-inclusive (drilled, logged, split, sampled, water haul) cost of $180 per meter:	$90,000
Diamond drilling to test mineralized vein structures at Dos Naciones
300 meters at an all-inclusive (drilled, logged, split, sampled, water haul)
cost of $180 per meter:	$54,000

Subtotal Phase Two	$174,000

Phase Three

Phase Three is contingent on IP anomalies from Phase Two work being determined to be favorable for testing with diamond drill holes.

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

As of October 31, 2011 we had cash of $24,088. Effective December 3, 2010, we issued 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.25 per share for a period of two years from closing.

On March 11, 2011, we issued 165,517 shares of our common stock to Asher Enterprises, Inc. (“Asher”) pursuant to our 8% convertible note (the “Note”) with Asher dated August 25, 2010 in the amount of $55,000. Asher provided us with a notice to convert $12,000 of the principal amount of the Note.

On June 3, 2011 $15,000 of the Note was converted into shares at a rate of $0.0493 per share for a total of 304,260 shares. On September 20, 2011, $8,000 of the Note was converted into shares at a rate of $0.0232 per share for a total of 344,828 shares. On October 26, 2011, we repaid the convertible debenture in full to the non-related party with $33,000.

On September 30, 2011, we issued 1,875,000 common shares for proceeds of $75,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2011 which are included herein.

Our operating results for the years ended October 31, 2011 and 2010 are summarized as follows:

	Years Ended October 31,
	2011	2010
Revenue	$-	$-
Operating Expenses	154,083	514,001
Other Expenses	89,680	-
Net Loss	243,763	514,001

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the years ended October 31, 2011 and 2010 are outlined in the table below:

	Years ended October 31,
	2011	2010
Amortization	$536	$703
Consulting	16,059	268,710
Foreign Exchange Loss (gain)	1,987	1,422
General and Administrative	33,449	27,417
Impairment of capital assets	1,838	-
Mineral property expense	20,000	157,907
Professional Fees	80,214	57,842
Accretion on discount of convertible debt	55,000	-
Interest expense	7,535	-
Loss on change in fair value of derivatives	14,962	-
Loss on settlement of debt	12,183	-
Total	$243,763	$514,001

General and Administrative

The $6,032 increase in our general and administrative expenses for year ended October 31, 2011 compared to October 31, 2010 was primarily due to increases in transfer agent fees relating to issuances of common shares.

Interest Expenses

Our interest expenses increased by $7,535 during the year ended October 31, 2011 primarily due to interest incurred on the convertible debenture to Asher that was settled on October 26, 2011.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $22,372 during the year ended October 31, 2011 primarily due to due diligence work surrounding issuances of common shares and increased costs in our audit and legal work. Professional fees are expected to increase in fiscal 2012 due to our ongoing reporting obligations of the Securities Exchange Act of 1934.

Consulting Expenses

Our consulting expenses decreased by $252,651 during year ended October 31, 2011 due to decreased management and consulting expenses during the year.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	October 31, 2011	31, 2010	(Decrease)
Current Assets	$46,637	$91,118	(48.82%	)
Current Liabilities	$50,549	$130,012	(61.12%	)
Working Capital	$(3,912)	$(38,894)	(89.94%	)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2011	October 31, 2010	(Decrease)
Cash used in Operating Activities	$(181,420)	$(75,335)	140.82%
Cash provided by Financing Activities	$122,701	$157,404	(22.05%	)
Net Increase (Decrease) in Cash	$(58,719)	$82,069	(171.55%	)

We anticipate that we will incur approximately $235,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of October 31, 2011 we had cash of $24,088. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $181,420 during the year ended October 31, 2011 and $75,335 during the year ended October 31, 2010. The increase in cash used for operating activities were attributed to an increase in operating activity during the year, including repayment of outstanding obligations. Cash used in operating activities was funded by cash from financing activities through debt and equity issuances.

Cash From Investing Activities

We generated cash of $Nil in investing activities during the year ended October 31, 2011 and 2010.

Cash from Financing Activities

We generated cash of $122,701 from financing activities during the year ended October 31, 2011 compared to cash of $157,404 generated from financing activities during the year ended October 31, 2010. The decrease in cash received from financing activities were attributed to the fact that the Company received $55,000 from Asher for financing in prior year that was repeated in the current year, and repaid $33,000 for outstanding convertible debentures during the year. The decrease was offset by an increase of $63,703 in proceeds from the issuance of common shares less share issuance costs of $16,494.

Disclosure of Outstanding Share Data

As of the date of this annual report, we have 15,462,240 shares of common stock issued and outstanding, and 2,000,000 warrants outstanding, exercisable at a price of $0.25 per share until December 6, 2012. We have 1,000,000 options to acquire additional shares of common stock at a price of $0.10 per share. We do not have shares of any other class issued and outstanding as at the date of this report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2011, our company has accumulated losses of $1,071,969 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Equity Compensation

Other than our 2010 Stock Option Plan adopted by or board of directors on September 7, 2010, under which we are able to issue up to 5,000,000 stock options, we do not have any equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our fiscal year-end is October 31.

These consolidated financial statements include the accounts of our company and our wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, stock-based compensation, and deferred income tax asset valuations. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Mineral Property Costs

Our company has been in the exploration stage since our inception and has not yet realized any revenues from its planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires our company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. As at October 31, 2011 and 2010, our company had no asset retirement obligations.

Property and Equipment

Property and equipment are recorded at cost. Amortization is provided using the declining balance method at the rate of 20% per annum for furniture and equipment and 30% per annum for computer equipment.

Loss per Share

Our company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of October 31, 2011 and 2010, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. Our company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2010. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of our company’s income tax returns for the open taxation years noted above.

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2011 and 2010, there were no charges for interest or penalties.

Foreign Currency Translation

The functional and reporting currency of our company is the United States dollar. Occasional transactions may occur in a foreign currency and our company has adopted ASC 740, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2011 and 2010, our company had no items that represent comprehensive income or loss.

Stock Based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Our company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent accounting pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Toro Silver Corp. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Del Toro Silver Corp. (An Exploration Stage Company) as of October 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from January 9, 2006 (date of inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Del Toro Silver Corp. as at October 31, 2010 and 2009 and for the years then ended and accumulated from January 9, 2006 (date of inception) to October 31, 2010 were audited by other auditors whose report dated February 7, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from January 9, 2006 (date of inception) to October 31, 2010 reflect a net loss of $828,206 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011, and the results of its operations and its cash flows for the year then ended and accumulated from January 9, 2006 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 10, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Del Toro Silver Corp.
(an Exploration Stage Enterprise)

We have audited the balance sheets of Del Toro Silver Corp. (an Exploration Stage Enterprise) as at October 31, 2010 and the statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the period from incorporation on January 9, 2006 to October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2010 and the results of its operations and its cash flows for the year then ended and the period from incorporation on January 9, 2006 to October 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	October 31,	October 31,
	2011	2010
	$	$
Assets
Current Assets
Cash	24,088	82,807
Amounts receivable	616	8,311
Prepaid expenses	21,933
Total Current Assets	46,637	91,118
Property and equipment (Note 3)	–	2,374
Deferred financing costs	–	9,204
Total Assets	46,637	102,696

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	50,349	73,354
Due to related party (Note 9)	200	1,658
Convertible debenture, net of unamortized discount of $nil (Note 5)	–	55,000
Total Liabilities	50,549	130,012
Nature of operations and continuance of business (Note 1)
Subsequent event (Note 12)
Stockholders’ Deficit
Preferred stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding: Nil shares	–	–
Common stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding:15,462,240 (2010 – 10,535,135) shares	15,462	10,535
Additional paid-in capital	1,052,595	680,405
Share subscriptions received (Note 7)	–	109,950
Deficit accumulated during the exploration stage	(1,071,969)	(828,206)
Total Stockholders’ Deficit	(3,912)	(27,316)
Total Liabilities and Stockholders’ Deficit	46,637	102,696

 (The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			Accumulated from
			January 9, 2006
	Year ended	Year ended	(date of inception)
	October 31,	October 31,	to October 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Amortization	536	703	2,692
Consulting fees (Note 10)	16,059	268,710	296,954
Foreign exchange loss (gain)	1,987	1,422	(2,537)
General and administrative	33,449	27,417	93,229
Mineral property costs	20,000	157,907	253,093
Professional fees	80,214	57,842	337,020
Write-down of property and equipment	1,838	–	1,838
Total Expenses	154,083	514,001	982,289
Loss Before Other Expenses	(154,083)	(514,001)	(982,289)
Other Expenses
Accretion of discount on convertible debt (Note 5)	(55,000)	–	(55,000)
Interest expense	(7,535)	–	(7,535)
Loss on change in fair value of derivative liability (Note 6)	(14,962)	–	(14,962)
Loss on settlement of debt	(12,183)	–	(12,183)
Total Other Expenses	(89,680)	–	(89,680)
Net Loss	(243,763)	(514,001)	(1,071,969)

Loss Per Share, Basic and Diluted	(0.02)	(0.05)

Weighted Average Number of Shares Outstanding	13,991,709	9,961,162

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional	Share	During the
	Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total
	#	$	$	$	$	$
Balance, January 9, 2006 (date of inception)	–	–	–	–	–	–
Issuance of common stock for cash	8,750,000	8,750	114,750	–	–	123,500
Net loss for the year	–	–	–	–	(22,176)	(22,176)
Balance, October 31, 2006	8,750,000	8,750	114,750	–	(22,176)	101,324
Issuance of common stock for mineral property	10,000	10	2,190	–		2,200
Net loss for the year	–	–	–	–	(69,538)	(69,538)
Balance, October 31, 2007	8,760,000	8,760	116,940	–	(91,714)	33,986
Issuance of common stock for mineral property	20,000	20	9,740	–	–	9,760
Net loss for the period	–	–	–	–	(86,666)	(86,666)
Balance, October 31, 2008	8,780,000	8,780	126,680	–	(178,380)	(42,920)
Issuance of common stock for cash	1,055,135	1,055	157,215	–	–	158,270
Net loss for the year	–	–	–	–	(135,825)	(135,825)
Balance, October 31, 2009	9,835,135	9,835	283,895	–	(314,205)	(20,475)
Issuance of common stock for mineral property	600,000	600	129,900	–	–	130,500
Issuance of common stock for consulting services	100,000	100	20,900	–	–	21,000
Fair value of stock options granted	–	–	245,710	–	–	245,710
Share subscriptions received in advance	–	–	–	109,950	–	109,950
Net loss for the year	–	–	–	–	(514,001)	(514,001)
Balance, October 31, 2010	10,535,135	10,535	680,405	109,950	(828,206)	(27,316)
Issuance of common stock for cash	3,875,000	3,875	270,524	(109,950)	–	164,449
Issuance of common stock to settle debt	237,500	237	14,013	–	–	14,250
Issuance of common stock for conversion of debenture	814,605	815	34,185	–	–	35,000
Share issuance costs	–	–	(16,494)	–	–	(16,494)
Fair value of beneficial conversion feature recorded upon conversion of debenture	–	–	69,962	–	–	69,962
Net loss for the year	–	–	–	–	(243,763)	(243,763)
Balance, October 31, 2011	15,462,240	15,462	1,052,595	–	(1,071,969)	(3,912)

 (The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
			January 9, 2006
	Year ended	Year ended	(Date of Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss for the year	(243,763)	(514,001)	(1,071,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debenture	55,000	–	55,000
Amortization	536	703	2,692
Loss on change in fair value of derivative liability	14,962	–	14,962
Loss on settlement of debt	12,183	–	12,183
Shares issued for mineral property	–	130,500	142,460
Shares issued to settle debt	14,060	–	14,060
Stock-based compensation	–	266,710	266,710
Write-down of property and equipment	1,838	–	1,838
Changes in operating assets and liabilities:
Amounts receivable	7,695	(4,514)	(616)
Prepaid expenses	(21,933)	–	(21,933)
Accounts payable and accrued liabilities	(21,998)	45,267	51,356
Net Cash Used In Operating Activities	(181,420)	(75,335)	(533,257)
Investing Activities
Purchase of property and equipment	–	–	(4,530)
Net Cash Used In Investing Activities	–	–	(4,530)
Financing Activities
Proceeds from issuance of convertible debenture	–	55,000	55,000
Repayment of convertible debenture	(33,000)	–	(33,000)
Proceeds from related party	–	1,658	1,658
Repayments to related party	(1,458)	–	(1,458)
Proceeds from issuance of common shares/subscriptions received	173,653	109,950	565,373
Share issuance costs	(16,494)	(9,204)	(25,698)
Net Cash Provided by Financing Activities	122,701	157,404	561,875
Increase (Decrease) in Cash	(58,719)	82,069	24,088
Cash, Beginning of Period	82,807	738	–
Cash, End of Period	24,088	82,807	24,088
Non-cash investing and financing activities:
Shares issued for conversion of debenture	35,000	–	35,000
Shares issued to settle debt	14,250	–	14,250
Supplemental disclosures:
Interest paid	5,757	378	6,135
Income tax paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Del Toro Silver Corp. (the Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the province of British Columbia on August 15, 2006. Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp. The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”, and is engaged in the acquisition, exploration and development of mineral properties.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2011, the Company has not generated any revenue, has a working capital deficit of $3,912, and an accumulated deficit of $1,071,969. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year-end is October 31.

	(b)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

	(c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, convertible debt, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	(e)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	(f)	Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	(g)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. As at October 31, 2011 and 2010, the Company had no asset retirement obligations.

	(h)	Property and Equipment

Property and equipment are recorded at cost. Amortization is provided using the declining balance method at the rate of 20% per annum for furniture and equipment and 30% per annum for computer equipment.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	(i)	Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of October 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2010. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2011 and 2010, there were no charges for interest or penalties.

	(k)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Occasional transactions may occur in a foreign currency and the Company has adopted ASC 740, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	(l)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	(m)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2011 and 2010, the Company had no items that represent comprehensive income or loss.

	(n)	Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

	(n)	Stock Based Compensation (continued)

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

				2011	2010
		Accumulated		Net carrying	Net carrying
	Cost	amortization	Write-down	value	value
	$	$	$	$	$
Computer equipment	1,477	1,046	(431)	–	615
Furniture and equipment	3,053	1,646	(1,407)	–	1,759
	4,530	2,692	(1,838)	–	2,374

4.	Mineral Property

On July 7, 2009, and amended on June 25, 2010 and October 21, 2010, the Company entered into an option agreement (the “Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and have an option to acquire a further 20% interest in the property subject to the following terms:

Issuance of 150,000 common shares on or before June 25, 2010 (issued);
Issuance of 200,000 common shares on or before July 7, 2010 (issued);
Issuance of 250,000 common shares on or before October 21, 2010 (issued);
Issuance of 400,000 common shares on or before July 7, 2012; and
Incur exploration expenditures of Cdn $800,000 on or before July 7, 2013.

If the Company exercises the option, the Company will be deemed to enter into a joint venture agreement in accordance with the terms of the Agreement.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

5.	Convertible Debenture

On September 8, 2010, the Company issued a convertible debenture for proceeds of $55,000 which is unsecured, due interest at 8% per annum, and is due on or before May 27, 2011. The debenture is convertible into common shares of the Company commencing February 21, 2011 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the three lowest trading prices in the prior ten trading days of the conversion date. After the maturity date of May 27, 2011, any unpaid principal or interest on the debenture will bear interest at a rate of 22% per annum. The Company has the right to repay the note within 180 days from August 25, 2010, in consideration of the payment of cash equal to 150% of the outstanding principal amount of the debenture, plus accrued interest.

On February 21, 2011, the Company calculated the beneficial conversion feature using the residual value method at an estimated fair value of $55,000 with a corresponding discount to the convertible debenture and credit to derivative liability. Refer to Note 6.

On March 9, 2011, the Company issued 165,517 common shares at $0.07 per share for the conversion of $12,000. On June 3, 2011, the Company issued 304,260 common shares at $0.05 per share for the conversion of $15,000. On September 20, 2011, the Company issued 344,828 common shares at $0.0232 per share for the conversion of $8,000. On October 26, 2011, the Company paid $33,000 to settle $20,000 for the remaining principal balance and $5,757 for accrued interest, resulting in a loss on settlement of debt of $7,433.

6.	Derivative Liability

The conversion option of the convertible debenture disclosed in Note 5 is required to record a derivative at its estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations. On October 26, 2011, the convertible debenture was repaid. Refer to Note 5.

During the year ended October 31, 2011, the Company recorded a loss on the change in fair value of the derivative liability of $14,962 (2010 - $nil). The Company uses the Black-Scholes option pricing model to calculate the fair value of the derivative liabilities, using the following weighted average assumptions:

	2011	2010

Expected dividend yield	–	–
Risk-free interest rate	1.30%	–
Expected life (in years)	0.26	–
Expected volatility	205%	–

7.	Common Stock

Share issuances for the year ended October 31, 2010:

	(a)	On June 25, 2010, the Company issued 150,000 common shares with a fair value of $25,500 pursuant to the terms of the Dos Naciones Property agreement.

	(b)	On July 7, 2010, the Company issued 200,000 common shares with a fair value of $50,000 pursuant to the terms of the Dos Naciones Property agreement.

	(c)	On October 20, 2010, the Company issued 100,000 common shares with a fair value of $21,000 pursuant to the terms of a consulting agreement.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

7.	Common Stock (continued)

	(d)	On October 21, 2010, the Company issued 250,000 common shares with a fair value of $55,000 pursuant to the terms of the Dos Naciones Property agreement.

Share issuances for the year ended October 31, 2011:

(e)

On December 6, 2010, the Company issued 2,000,000 units at $0.10 per unit for proceeds of $200,000, of which $109,950 was received prior to October 31, 2010. Each unit is comprised of one common share and one share purchase warrant which entitles the holder to purchase one additional common share at $0.25 per share until December 6, 2012. The Company incurred share issuance costs of $14,000 in connection with this private placement.

	(f)	On March 9, 2011, the Company issued 165,517 common shares for the conversion of $12,000 of the debenture.

	(g)	On June 3, 2011, the Company issued 304,260 common shares for the conversion of $15,000 of the debenture.

	(h)	On September 20, 2011, the Company issued 344,828 common shares for the conversion of $8,000 of the debenture.

	(i)	On August 19, 2011, the Company issued 237,500 common shares with a fair value of $14,250 to settle debt of $9,500, resulting in a loss on settlement of debt of $4,750.

	(j)	On September 30, 2011, the Company issued 1,875,000 common shares for proceeds of $75,000. The Company incurred share issuance costs of $2,494 in connection with this private placement.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, October 31, 2009 and 2010	1,055,135	0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	0.30
Balance, October 31, 2011	2,000,000	0.25

As at October 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
2,000,000	0.25	December 6, 2012

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

9.	Stock Options

On September 7, 2010, the Company adopted a stock option plan (the “2010 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 5,000,000 common shares. As at October 31, 2011, there were 4,000,000 shares available for issuance under the 2010 Stock Option Plan.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual	value
	of options	$	life (years)	$
Outstanding, October 31, 2009	–	–
Granted	1,500,000	0.10
Outstanding, October 31, 2010	1,500,000	0.10
Expired	(500,000)	0.10
Outstanding and exercisable, October 31, 2011	1,000,000	0.10	0.9	–

Additional information regarding stock options as of October 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,000,000	0.10	September 7, 2012

As of October 31, 2011, the Company had no unrecognized compensation expense relating to unvested options.

During the year ended October 31, 2010, the Company recorded stock-based compensation expense of $nil (2010 - $245,710) which was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2011	2010

Risk-free interest rate	–	1.36%
Expected life (in years)	–	2
Expected volatility	–	218%

The weighted average fair value of stock options granted during the year ended October 31, 2011 was $nil (2010 - $0.16) per stock option.

10.	Related Party Transactions

	(a)	As at October 31, 2011, the Company owed $200 (2010 – $1,658) to the former President of the Company which is unsecured, non-interest bearing, and due on demand.

	(b)	During the year ended October 31, 2011, the Company incurred $15,000 (2010 - $2,000) in consulting fees to the former President of the Company.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the years ended October 31, 2011 and 2010
(Expressed in US dollars)

11.	Income Taxes

The Company has net operating losses carried forward of $631,400 available to offset taxable income in future years which expire beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$
Net loss before income taxes per financial statements	(243,764)	(514,001)
Income tax rate	34%	34%
Income tax recovery	(82,879)	(174,760)
Permanent differences and other	57,843	736
Change in valuation allowance	25,036	174,024
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at October 31, 2011 and 2010 are as follows:

	2011	2010
	$	$

Mineral property costs	86,052	115,600
Net operating losses carried forward	214,676	165,700
Share issuance costs	5,608	–
Valuation allowance	(306,336)	(281,300)

Net deferred income tax asset	–	–

12.	Subsequent Event

On November 14, 2011, the Company entered into an asset sale agreement with Bowerman Holdings LLC (“Bowerman”), scheduled to close on February 12, 2012, to acquire 60% of the Seller’s right, title and interest to various mining claims located in Siskiyou County, California in exchange for $6,525,000 payable as follows:

$25,000 payable by December 14, 2011, which was extended to February 12, 2012;

$4,500,000 payable upon closing of the agreement, by delivery of a promissory note secured by first position deed of trust against the mining claims which secures the Company’s full repayment of the amount due under the promissory note, bearing interest at 10% per annum commencing on the closing date of the agreement, and payable within three years of the closing date of the agreement; and

$2,000,000 payable upon the closing of the agreement, by delivery of 40,000,000 common shares of the Company.

The Company can earn up to an additional 15% interest in the mining claims, at the option of the Company at any time within four years of the closing of the agreement, at a rate of $300,000 per additional 1% interest in the property. Subsequent to year end, the closing date of the agreement was extended to May 12, 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 7, 2011, we formally informed MacKay LLP of their dismissal as our company’s independent registered public accounting firm.

The reports of MacKay LLP on our company’s consolidated financial statements as of and for the fiscal years ended October 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended October 31, 2010 and 2009, and through September 7, 2011, there were no disagreements with MacKay LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MacKay LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Greg Painter	President, Chief Executive Officer, Secretary, Treasurer and Director	63	July 6, 2011
Patrick Fagen	Chief Financial Officer and Director	55	August 24, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Greg Painter - President, Chief Executive Officer Secretary, Treasurer and Director

Mr. Painter was elected a director and appointed our president, chief executive officer, secretary and treasurer on July 6, 2011.

Mr. Painter has a Masters in Education from the Stanford University and a BA in English Literature from Stanford. Mr. Painter also received his General Contractor designation from the State of Nevada. Mr. Painter has been self employed since 1983 in various construction and development businesses.

Patrick Fagen – Chief Financial Officer and Director

Mr. Fagen was elected a director and appointed chief financial officer of our company on August 24, 2011.

Patrick Fagen is a founder and executive of three privately held oil exploration and mining companies. He graduated with a BS degree from Auburn University in 1979 and is experienced in many facets of the mining industry including exploration, acquisitions, feasibility analysis, permitting, planning, construction, and management.

Mr. Fagen has been the owner/operator of several successful mining projects with a particular focus on the organization and management of high grade underground mines. He specializes in California and USFS mine permitting and serves as a consultant to other mining companies in this capacity. In the past 10 years he has served as chief executive officer and been responsible for the development of several natural resource companies including Tahoe Resources LLC, Lazarus Mining LLC, Trinity Alps Resources Inc. and Tahoe Gold LLC.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Greg Painter	Nil	Nil	N/A
Patrick Fagen	1(1)(2)	7	N/A

(1)	The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.
(2)	The director or officer was late filing a Form 4, Change in Statement of Beneficial Ownership.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Del Toro Silver Corp., 320 North Carson Street, Carson City, Nevada 89701.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2011 and 2010; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Painter(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Patrick Fagen(2) Chief Financial Officer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Mark McLeary(3) former President, Secretary, Treasurer, Chief Financial Officer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ezra Jimenez(4) former Chief Financial Officer and director	2011 2010	$15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$15,000 Nil

1.	Greg Painter was appointed president, secretary, treasurer, chief financial officer and as a director on July 6, 2011.
2.	Patrick Fagen was appointed chief financial officer and as a director on August 24, 2011.
3.	Mark McLeary resigned as president, secretary, treasurer, chief financial officer and as a director on July 6, 2011.
4.	Ezra Jimenez resigned as chief financial officer and as a director on August 24, 2011.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

The board has determined that until such time as our company has sufficient liquidity, cash compensation will not be paid to any of our executive officers. However, once our company has sufficient liquidity, executive officers will be compensated for management services, including payment for past services provided, in amounts commensurate with industry standards.

Stock Option Plan

On September 7, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2011, there were 1,000,000 outstanding and exercisable stock options, with an exercise price of $0.10 per share expiring on September 7, 2012.

Option Exercises

During our Fiscal year ended October 31, 2011, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Greg Painter 2436 Jacks Valley Road, Genoa, NV	Common	375,000	2.42%
Patrick Fagen 2229 Tahoe Vista Dr South Lake Tahoe, CA	Common	1,398,798	9.04%
Directors and Officers as a group	Common	1,773,798	11.47%
Mark A McLeary 2200 - 1177 W Hastings St Vancouver, BC, Canada	Common	4,950,000	32.01%

(1)

Based on 15,462,240 shares of common stock issued and outstanding as of January 30, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Greg Painter and Patrick Fagen. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2011 and for fiscal year ended October 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2011 $	October 31, 2010 $
Audit Fees	19,500	16,300
Audit Related Fees	Nil	Nil
Tax Fees	800	1,500
All Other Fees	Nil	Nil
Total	20,300	17,800

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger filed with the Secretary of State of Nevada on July 24, 2009 dated effective July 28, 2009 (incorporated by reference t to our Current Report on Form 8-K, filed on August 19, 2009)
(10)	Material Contracts
10.1	Property Option Agreement dated August 25, 2006 (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)
10.2	Amended Property Option Agreement dated January 15, 2008 (incorporated by reference to our Current Report on Form 8-K, filed on January 16, 2008)
10.3	Termination Agreement and Mutual Release dated December 3, 2008 (incorporated by reference to our Current Report on Form 8-K, filed on December 12, 2008)
10.4	Letter of Intent between Candev Resource Exploration Inc. and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
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

10.15	Form of Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on February 15, 2011)
10.16	Form of US Subscription Agreement for the Private Placement completed on December 3, 2010 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on February 15, 2011)
10.17	Asset Sale Agreement with Bowerman Holdings, LLC dated November 14, 2011. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

Exhibit
Number	Description
10.18	Joint Operations Agreement with Bowerman Holdings LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(21)	Subsidiaries of the Registrant
21.1	Subsidiary of Del Toro Silver Corp.: Minera Plata Del Toro S.A. de C.V., a Mexican corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TORO SILVER CORP.
(Registrant)

Dated: February 13, 2012	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 13, 2012	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2012	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 13, 2012	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Principal Financial Officer and Principal
Accounting Officer)

