Form 10-Q
period 2012-01-31
DEL TORO SILVER CORP.
filed 2012-03-20
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

15,802,240 common shares issued and outstanding as of March 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

Consolidated Financial Statements

Periods Ended January 31, 2012 (unaudited) and October 31, 2011

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

As at	January 31, 2012	October 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,781	$24,088
Amounts receivable	-	616
Prepaid expenses	54,299	21,933
Total current assets	59,080	46,637
TOTAL ASSETS	$59,080	$46,637

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$70,605	$50,349
Due to related party	41,649	200
Total current liabilities	112,254	50,549

STOCKHOLDERS' DEFICIT
Preferred stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding: Nil shares
Common stock: 100,000,000 shares authorized, par value $0.001 Issued and outstanding: 15,762,240 (2011 - 15,462,240) shares	15,762	15,462
Additional paid-in capital	1,082,295	1,052,595
Deficit accumulated during exploration stage	(1,151,231)	(1,071,969)
TOTAL STOCKHOLDERS' DEFICIT	(53,174)	(3,912)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,080	$46,637

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

			Accumulated
	For the three months ended		from January 9,
			2006 (Date of
			Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
Revenue	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES
Amortization	-	134	$2,692
Consulting Fee	-	-	296,954
Foreign exchange loss (gain)	(182)	1,273	(2,719)
General and administrative	22,933	10,316	116,162
Mineral property costs	34,163	6,001	287,256
Professional fees	22,348	4,198	359,368
Write-down of property and equipment	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	79,262	21,922	1,061,551

OTHER EXPENSES
Accretion of discount on convertible debt	-	-	(55,000)
Interest expense	-	(22,917)	(7,535)
Loss on change in fair value of derivative liability	-	-	(14,962)
Loss on settlement of debt	-	-	(12,183)
	-	(22,917)	(89,680)

NET LOSS	$(79,262)	$(44,839)	$(1,151,231)

Basic and diluted net loss per common share	$(0.01)	$(0.00)
Weighted average number of basic and diluted common shares outstanding	15,481,805	11,817,744

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Statements of Shareholders’ Equity
(Expressed in US dollars)

				Share	Deficit
	Common Shares			Subscriptions	Accumulated
	Number of		Additional Paid In	Received in	During Exploration	Total Stockholders'
	Shares	Amount	Capital	Advance	Stage	Equity (Deficit)
Balance January 9, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	8,750,000	8,750	114,750	-	-	123,500
Net loss for the year	-	-	-		(22,176)	(22,176)
Balance October 31, 2006	8,750,000	8,750	114,750	-	(22,176)	101,324
Issuance of common stock for mineral property	10,000	10	2,190	-	-	2,200
Net loss for the year	-	-	-	-	(69,538)	(69,538)
Balance October 31, 2007	8,760,000	8,760	116,940	-	(91,714)	33,986
Issuance of common stock for mineral property	20,000	20	9,740	-	-	9,760
Net loss for the year	-	-	-	-	(86,666)	(86,666)
Balance October 31, 2008	8,780,000	8,780	126,680	-	(178,380)	(42,920)
Issuance of common stock for cash	1,055,135	1,055	157,215	-	-	158,270
Net loss for the year	-	-	-		(135,825)	(135,825)
Balance October 31, 2009	9,835,135	9,835	283,895	-	(314,205)	(20,475)
Issuance of common stock for mineral property	600,000	600	129,900	-	-	130,500
Issuance of common stock for consulting service	100,000	100	20,900	-	-	21,000
Fair value of stock options granted	-	-	245,710	-	-	245,710
Share subscriptions received in advance	-	-	-	109,950	-	109,950
Net loss for the year	-	-	-	-	(514,001)	(514,001)
Balance October 31, 2010	10,535,135	10,535	680,405	109,950	(828,206)	(27,316)
Issuance of common stock for cash	3,875,000	3,875	270,524	(109,950)	-	164,449
Issuance of common stock for settle debt	237,500	237	14,013	-	-	14,250
Issuance of common stock for conversion of debenture	814,605	815	34,185	-	-	35,000
Share issuance costs	-	-	(16,494)	-	-	(16,494)
Fair value of beneficial conversion feature recorded upon conversion of debenture	-	-	69,962	-	-	69,962
Net loss for the period	-	-	-	-	(243,763)	(243,763)
Balance October 31, 2011	15,462,240	$15,462	$1,052,595	$-	$(1,071,969)	$(3,912)
Issuance of common stock for consulting service	300,000	300	29,700	-	-	30,000
Net loss for the period	-	-	-	-	(79,262)	(79,262)
Balance January 31, 2012	15,762,240	$15,762	$1,082,295	$-	$(1,151,231)	$(53,174)

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the three months ended		Accumulated from
			January 9, 2006
			(Date of
			Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(79,262)	(44,839)	$(1,151,231)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on convertible debenture	-	-	55,000
Amortization	-	134	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shares issued for mineral property	-	-	142,460
Shares issued for consulting service	-	-	14,060
Share-based compensation	-	-	266,710
Write-down of property and equipment	-	-	1,838
	(79,262)	(44,705)	(641,326)
Changes in operating assets and liabilities
Amounts receivable	616	(4,262)	-
Prepaid expenses	(2,366)	-	(24,299)
Accounts payable and accrued liabilities	20,256	3,307	71,612
CASH USED FOR OPERATING ACTIVITIES	(60,756)	(45,660)	(594,013)

INVESTING ACTIVITY
Purchase of property and equipment	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debenture	-	-	55,000
Repayment of convertible debenture	-	-	(33,000)
Proceeds from (paid to) related parties	41,449	(1,658)	41,649
Net proceeds from issuance of common stocks	-	57,422	539,675
CASH PROVIDED BY FINANCING ACTIVITIES	41,449	55,764	603,324

NET INCREASE (DECREASE) IN CASH	(19,307)	10,104	4,781
CASH, BEGINNING OF PERIOD	24,088	82,807	-
CASH, END OF PERIOD	$4,781	$92,911	$4,781
NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$-	$35,000
Shares issued for subscription advances	$-	$109,950	$-
Shares issued for subscription receivable	$-	$(10,601)	$-
Shares issued for services	$30,000	$-	$30,000
Shares issued to settle debt	$-	$-	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-	$6,135
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012
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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2012, the Company has not earned any revenue, has a working capital deficit of $53,174, and an accumulated deficit of $1,151,231. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year-end is October 31.

	(b)	Interim Financial Statements

These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2012, and the results of its operations and cash flows for the three month period ended January 31, 2012 and 2011. The results of operations for the period ended January 31, 2012 is not necessarily indicative of the results to be expected for future quarters or the full year.

	(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

	(e)	Receivable

Receivables consist principally of input sale tax credit due from the government;

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

(f)	Prepaid expenses

Prepaid expenses are expenses paid by the Company in cash or stock before they are used or consumed.

(g)	Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consist principally of amounts due to suppliers.

(h)	Mineral Property Exploration and Development

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(i)	Due to Related Parties

Due to Related Parties consist principally of amounts due to officers and directors of the Company, in respect of expenditures paid by officers and directors on behalf of the Company.

3.	Mineral Properties

On July 7, 2009, and as amended on June 25, 2010 and October 21, 2010, the Company entered into an option agreement (the “Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

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

During the three months ended January 31, 2012, the Company incurred $34,163 in drilling costs on the property.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

4.	Common Shares

Year Ended October 31, 2011

(a)

On December 6, 2010, the Company issued 2,000,000 units at $0.10 per unit for proceeds of $200,000, of which $109,950 was received prior to October 31, 2010. Each unit is comprised of one common share and one share purchase warrant which grants the holder to purchase one additional common share at $0.25 per share until December 6, 2012. As part of the issuance, the Company incurred share issuance costs of $14,000.

(b)	On March 9, 2011, the Company issued 165,517 common shares to settle convertible debenture of $12,000.

(c)	On June 3, 2011, the Company issued 304,260 common shares to settle convertible debenture of $15,000.

(d)	On September 20, 2011, the Company issued 344,828 common shares to settle convertible debenture of $8,000.

(e)	On August 19, 2011, the Company issued 237,500 common shares to settle debt of $9,500, resulting in a loss on settlement of debt of $4,750.

(f)	On September 30, 2011, the Company issued 1,875,000 common shares for proceeds of $75,000, less share issuance costs of $2,494.

Quarter Ended January 31, 2012

(g)	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000.

5.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price
		$
Balance, October 31, 2010	1,055,135	0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	(0.30)
Balance, January 31, 2012 and October 31, 2011	2,000,000	0.25

As at January 31, 2012, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date	Remaining contractual life
	$		(years)
2,000,000	0.25	December 6, 2012	0.84

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

6.	Stock Options

On September 7, 2010, the Company adopted a stock option plan allowing for the issuance of stock options to acquire up to 5,000,000 common shares. As at January 31, 2012, there were 4,000,000 shares available for issuance under the Company’s stock option plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average
		average	remaining
	Number	exercise price	contractual life
	of options	(US$)	(years)
Outstanding and exercisable, October 31, 2010	1,500,000	0.10
Expired	(500,000)	(0.10)
Outstanding and exercisable, October 31, 2011	1,000,000	0.10
Outstanding and exercisable, January 31, 2012	1,000,000	0.10	0.60

Additional information regarding stock options as of January 31, 2012, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,000,000	0.10	September 7, 2012

As of January 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

7.	Related Party Transactions

On January 31, 2012, the Company owed $41,649 to officers and directors of the Company (October 31, 2011 - $200). The amounts owing are unsecured, non-interest bearing, and due on demand.

8.	Commitments

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months.

DEL TORO SILVER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

9.	Subsequent events

February 29, 2012, the Company issued a convertible debenture with a non-related party for $40,000. Under the terms of the debenture, the amount is unsecured, with a stated interest rate of 8% per annum, and is due on or before December 2, 2012. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing August 27, 2012 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Corporate History

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the option to acquire a further 30% interest in the Dos Naciones property, located in state of Sonora, Mexico, in accordance with the terms of a property option agreement with Yale Resources Ltd. dated July 7, 2009. We entered into an amendment agreement dated June 25, 2010, amending certain terms of the option agreement. If our company exercises the option, the parties will be deemed to enter into a joint venture agreement in accordance with the terms of the option agreement.

We entered into a further amendment agreement with Yale dated as of October 21, 2010 pursuant to which we amended the property option agreement with Yale dated July 7, 2009, as earlier amended on June 25, 2010. Pursuant to the terms of the further-amended agreement Yale agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and 400,000 more shares of our common stock to Yale on or before July 7, 2012. Under the terms of the amendment Yale also agreed to rescind its option to repurchase the property during the option period. During the option period, all expenditures at Dos Naciones are the responsibility of Del Toro.

In October, 2010, we announced that we expanded the Josefina target at Dos Naciones. Fieldwork completed by our company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along the strike and over 250 meters in width. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December, 2010, we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program we commenced a drill program in October 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area.

In October, 2011, we were notified by our joint venture participant, Yale Resources Ltd., that a drilling contract had been signed with Geometrics Mineral Services S.A. de C.V. Drilling on the property began in November 2011. . For this drill program it was agreed between Del Toro and Yale that the costs of the program would be split 50:50 on a one time basis.

In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, that have the potential for near-term production and positive cash flow.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by May 12, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

In consideration of a 60% interest in the property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

  $25,000 payable by December 14, 2011 (the date of the payment has been extended to March 14, 2012 with a possibility of extending the payment to April 14, 2012);
  $4,500,000 payable upon closing by execution and delivery of a promissory note and a first position deed of trust against the property, which secures our company’s full repayment of the amount due under the promissory note; and
  $2,000,000 payable upon closing by delivery of 40,000,000 shares of our common stock at $0.05 per share (issued to Bowerman and certain assignees of Bowerman). We have agreed to use our good faith efforts to file with the U.S. Securities and Exchange Commission a reseller prospectus registering the shares within 160 days of the closing, failing which we will be required to pay a $10,000 fee to Bowerman in lieu of registration.

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

Bowerman's parent company has caused one of its wholly owned subsidiaries to conditionally license to the entity the use of all equipment, improvements and other items of personal property and improvements overlying the property. Our company shall have the option to exercise the license by paying to Bowerman a license fee of $100,000 per year. At our company’s election and sole determination, our company may pay each license fee either in cash, in common shares of our company discounted by 20% of the then-market value, or by crediting the value of the license fee toward Bowerman’s financial obligation to pay its pro rata interest for work performed under the joint operations agreement, provided that Bowerman’s obligation shall not accrue until our company’s $1,500,000 work commitment has been fully expended. Our company shall also have the option to buy out the licensed equipment and improvements. The entity shall be charged with maintaining, repairing, servicing, supplying, insuring and otherwise keeping in good condition through due care all of the equipment and improvements for the duration of the license.

On January 22, 2012, we entered into a consulting agreement with ATG Inc. wherein ATG will provide financial media relations services to our company for a period of 45 days. The consulting agreement can be cancelled at any time by either party in writing only after each month’s work has been performed. Any compensation received by ATG shall be retained by ATG and no further fees shall be due. Pursuant to the terms of the consulting agreement, our company paid ATG $19,000 upon receipt of the executed consulting agreement and issued 300,000 restricted shares of our company’s common stock. As of the date of this Quarterly Report, the term of the consulting agreement has expired.

On January 26, 2012, we entered into an investor relations and consulting agreement with Stock Signal IR and Consulting Group wherein Stock Signal will provide investor relations and promotional services for a period of 6 months. The investor relations agreement can be cancelled at any time by either party upon 10 calendar days’ notice to either party. Pursuant to the terms of the investor relations agreement, our company will pay Stock Signal $1,000 and issue an aggregate of 140,000 restricted shares of our company’s common stock. The shares will be issued in increments of 15,000 shares during month one; and 25,000 shares for each of months two, three, four, five and six of the term. As of the date of this report we have paid the $1,000 and issued 40,000 restricted shares of our company’s common stock, on February 29, 2012, for months one and two of the term.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones property in Mexico. In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, with the potential for near-term production and positive cash flow. In keeping with this strategy on November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of the Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by May 12, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

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

We intend to conduct a three phase exploration program on the Dos Naciones property at an aggregate estimated cost of $448,250, subject to receiving additional financing. The first phase of our exploration program commenced in July, 2010. The first phase consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 the operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property.

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

In December, 2010, we completed an ASTER (Satellite Imaging) study on the Dos Naciones property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January, 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program, we commenced a drill program in October 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area.

At Dos Naciones, we have completed Phase I and have commenced Phase II of exploration, which will continue in stages based on results. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

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

The three phase exploration program on the Dos Naciones property carries an aggregate estimated cost of $448,250. The first phase of our exploration program was completed during the quarter ended October 31, 2010 and consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our company’s operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September, 2011. The results of the first work comprising the second phase of our exploration program warrant the continuation into the second phase of the program. The timing and scale of the next work program has yet to be determined but the company is working with Yale to determine how best to advance the exploration at Dos Naciones. Based upon this analysis, the work program may be modified to include further geologic work as outlined in phase one and additional drilling as outlined in phase two. A detailed breakdown of the current proposed budget and work exploration program (which will be modified according to the ongoing evaluation) is as follows:

Estimated Dos Naciones Work Program Costs

Phase One
Detailed geological mapping, stripping and trenching	Cost
1 Geologist for 50 days @ $300 per day:	$15,000
3 Field Assistants for 50 days @ $100 per day:	15,000
Food and accommodation @ $30 per man-day:	6,000
Field supplies:	1,000
Vehicle rental, fuel and maintenance:	5,000
Analytical costs: 300 samples @ $30 per sample:	9,000
Total geological mapping, stripping and trenching:	$51,000
Report preparation
For reporting on all of the above work, including drafting:	$2,500
Subtotal Phase One	$53,500

Phase Two

IP surveying in area of aeromagnetic low
15 days of surveying along cut grid lines with pickets at 25 m intervals (slope distance)at an all- inclusive cost	$30,000
Diamond drilling to test mineralized vein structures at Josefina
500 meters at an all-inclusive (drilled, logged, split, sampled, water haul) cost of $180 per meter:	90,000
Diamond drilling to test mineralized vein structures at Dos Naciones
300 meters at an all-inclusive (drilled, logged, split, sampled, water haul) cost of $180 per meter:	54,000

Subtotal Phase Two	$174,000

Phase Three

Phase Three is contingent on IP anomalies from Phase Two work being determined to be favorable for testing with diamond drill holes.

Diamond drilling in area of IP chargeability anomalies

1,000 meters at an all-inclusive (drilled, logged, split, sampled, water haul)

cost of $180 per meter:	$180,000
Subtotal Phase Three	$180,000
Total for Phases One, Two, and Three	$407,500
Contingency 10%	$40,750
TOTAL THREE PHASE PROGRAM:	$448,250

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

As of January 31, 2012 we had cash of $4,781.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2012 which are included herein.

Expenses

Our expenses for the three month period ended January 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended
	January 31,
	2012	2011
Amortization	Nil	134
Foreign exchange loss (gain)	(182)	1,273
General and administrative	22,933	10,316
Interest expenses	Nil	22,917
Mineral property expenses - exploration	34,163	6,001
Professional fees	22,348	4,198
Total	$79,262	$44,839

General and Administrative

The $12,617 increase in our general and administrative expenses for the three month period ended January 31, 2012 compared to the three month period ended January 31, 2011 was primarily due to increased business activities.

Interest Expenses

Our interest expenses decreased by $22,917 during the three month period ended January 31, 2012 compared to the three month period ended January 31, 2011 primarily due to the conversion of all convertible debt in the prior reporting period.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $18,150 during the three month period ended January 31, 2012 compared to the three month period ended January 31, 2011 primarily due to increased due diligence work surrounding issuances of common shares.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	January 31, 2012	October 31, 2011	(Decrease)
Current Assets	$59,080	$46,637	26.68%
Current Liabilities	$112,254	$50,549	122.07%
Working Capital	$(53,174)	$(3,912)	1,259.25%

Cash Flows

	Three Month	Three Month
	Period	Period	Percentage
	Ended	Ended	Increase /
	January 31, 2012	January 31, 2011	(Decrease)
Cash provided by (used in) Operating Activities	$(60,756)	$(45,660)	33.06%
Cash provided by Financing Activities	$41,449	$55,764	(25.67)%
Net Increase (Decrease) in Cash	$(19,307)	$10,104	(291.08)%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of January 31, 2012 we had cash of $4,781, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $60,756 during the three period ended January 31, 2012 and $45,660 during the three month period ended January 31, 2011. Cash used in operating activities was funded by cash from financing activities, and $26,353 decrease was due to insufficient working capital.

Cash from Financing Activities

We generated cash of $41,449 from financing activities during the three month period ended January 31, 2012 compared to cash of $55,764 generated from financing activities during the three month period ended January 31, 2011. The decrease was due to no issuance of convertible debenture.

Disclosure of Outstanding Share Data

As March 13, 2012, we had 15,802,240 shares of common stock issued and outstanding and 2,000,000 warrants outstanding, exercisable at a price of $0.25 per share until December 3, 2012.

We have 1,000,000 options to acquire additional shares of common stock at a price of $0.10 per share. We do not have shares of any other class issued and outstanding as at the date of this report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2012, our company has accumulated losses of $1,151,231 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

Greg Painter, our president and chief executive officer, devotes approximately 80% of his working time on providing management services to us and Patrick Fagen, our chief financial officer, devotes approximately 40% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At January 31, 2012 we had working capital deficit of $53,174. We incurred a net loss of $79,262 for the three month period ended January 31, 2012 and $1,151,231 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 10, 2012, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)
3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on August 19, 2009)
(10)	Material Contracts
10.1	Letter of Intent between our company and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.2	Amendment to Letter of Intent between our company and Yale Resources Ltd. dated March 11, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.3	Option Agreement dated July 7, 2009 between Yale Resources Ltd. and our company (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2009)
10.4	Amendment to Option Agreement between our company and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2010)
10.5	2010 Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)
10.6	Amendment #2 to Option Agreement between our company and Yale Resources Ltd. dated October
21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2010)
10.7	Asset Sale Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
10.8

Joint Operations Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

10.9	Consulting Agreement between our company and ATG Inc. dated January 22, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)
10.10

Investor Relations and Consulting Agreement between our company and Stock Signal IR and Consulting Group dated January 26, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

Exhibit
Number	Description
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TORO SILVER CORP.

Date: March 19, 2012	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: March 19, 2012	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)