Form 10-Q
period 2012-04-30
DEL TORO SILVER CORP.
filed 2012-06-14
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

775-782-3999
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
15,802,240 common shares issued and outstanding as of June 7, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED APRIL 30, 2012 (UNAUDITED) AND OCTOBER 31, 2011

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2012 AND OCTOBER 31, 2011

	April 30, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$6,235	$24,088
Amounts receivable	-	616
Prepaid expenses	53,340	21,933
TOTAL CURRENT ASSETS	59,575	46,637

TOTAL ASSETS	$59,575	$46,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$44,166	$50,349
Convertible debenture	40,000	-
Due to related party	56,649	200
TOTAL CURRENT LIABILITIES	140,815	50,549

TOTAL LIABILITIES	140,815	50,549

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 15,802,240 (2011 - 15,462,240) shares	15,802	15,462
Additional paid-in capital	1,083,309	1,052,595
Deficit accumulated during exploration stage	(1,180,351)	(1,071,969)
TOTAL STOCKHOLDERS' DEFICIT	(81,240)	(3,912)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$59,575	$46,637

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE DATE OF INCEPTION TO APRIL 30, 2012

					Accumulated
					Amounts
					from
	For the Three Months Ended		For the Six Months Ended		Inception to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$134	$-	$268	$2,692
Consulting fee	-	-	-	15,999	296,954
Foreign exchange (gain) loss	501	(2,921)	319	(1,648)	(2,218)
General and administrative	15,561	22,447	38,494	16,764	131,723
Mineral property costs	1,466	5,000	35,629	11,001	288,722
Professional fees	11,507	32,562	33,855	36,760	370,875
Write-down of property and equipment	-	-	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSE	29,035	57,222	108,297	79,144	1,090,586

OTHER EXPENSES:
Accretion of discount on convertible debt	-	(9,826)	-	(9,826)	(55,000)
Interest expense	(85)	(14,117)	(85)	(37,034)	(7,620)
Loss on change in fair value of derivative liability	-	-	-	-	(14,962)
Loss on settlement of debt	-	-	-	-	(12,183)
TOTAL OTHER EXPENSES	(85)	(23,943)	(85)	(46,860)	(89,765)

NET LOSS	$(29,120)	$(81,165)	$(108,382)	$(126,004)	$(1,180,351)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$15,789,351	$12,542,146	$15,624,972	$12,218,046

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE DATE OF INCEPTION TO APRIL 30, 2012

			Accumulated
			Amounts
			from
	For the Six Months Ended		Inception to
	April 30, 2012	April 30, 2011	April 30, 2012
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(108,382)	$(126,004)	$(1,180,351)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	9,826	55,000
Amortization	-	268	2,692
Foreign exchange (gain) loss	319	(1,648)	(2,218)
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shares issued for mineral property	-	-	142,460
Shares issued for consulting service	34,000	-	51,285
Share-based compensation	-	-	266,710
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	616	(9,268)	-
Prepaid expenses	(31,407)	-	(53,340)
Accounts payable and accrued liabilities	(6,502)	6,949	44,166
CASH USED FOR OPERATING ACTIVITIES	(111,356)	(119,877)	(644,613)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	(2,946)	67,422	536,729
Proceeds from issuance of convertible debenture	40,000	-	95,000
Proceeds from (paid to) related parties	56,449	(2,718)	56,649
Repayment of convertible debenture	-	-	(33,000)
CASH PROVIDED BY FINANCING ACTIVITIES	93,503	64,704	655,378

NET INCREASE (DECREASE) IN CASH	(17,853)	(55,173)	6,235
CASH, BEGINNING OF PERIOD	24,088	82,807	-
CASH, END OF PERIOD	$6,235	$27,634	$6,235

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$12,000	$35,000
Shares issued for subscription advances	$-	$109,950	$109,950
Shares issued for subscription receivable	$-	$(601)	$(601)
Shares issued to settle debt	$-	$-	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$85	$-	$6,220
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Del Toro Silver Corp. (the “Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp. The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2012, the Company has not earned any revenue, has a working capital deficit of $81,240, and an accumulated deficit of $1,180,351. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is October 31.

Interim Financial Statements – These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2011

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2012, and the results of its operations and cash flows for the six month period ended April 30, 2012 and 2011. The results of operations for the period ended April 30, 2012 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Receivable – Receivables consist principally of input sale tax credit due from Canada.

Prepaid Expenses – Prepaid expenses are expenses paid by the Company in cash or stock before they are used or consumed.

Accounts Payable and Accrued Expenses – Accounts payable and accrued expenses consist principally of amounts due to suppliers.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Mineral Property Exploration and Development – The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360 “Property, Plant and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Due to Related Parties – Due to related parties consist principally of amounts due to officers and directors of the Company, in respect of expenditures paid by officers and directors on behalf of the Company.

NOTE 3 – MINERAL PROPERTIES

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

  Issuance of 150,000 common shares on or before January 25, 2010 (issued);
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

During the six months ended April 30, 2012, the Company incurred $34,163 in drilling costs on the property.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2011

  On December 6, 2010, the Company issued 2,000,000 units at $0.10 per unit for proceeds of $200,000, of which $109,950 was received prior to October 31, 2010. Each unit is comprised of one common share and one share purchase warrant which grants the holder to purchase one additional common share at $0.25 per share until December 6, 2012. As part of the issuances, the Company incurred share issuance costs of $14,000.
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

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 4 – COMMON SHARES – (CONTINUED)

Quarter Ended January 31, 2012

  On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000.

Quarter Ended April 30, 2012

  On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, October 31, 2010	1,055,135	0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	(0.30)
Balance, April 30, 2012 and October 31, 2011	2,000,000	0.25

As at April 30, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	Price		Remaining contractual life
Warrants	$	Expiry Date	(years)
2,000,000	0.25	December 6, 2012	0.58

NOTE 6 – STOCK OPTIONS

On September 7, 2010, the Company adopted a stock option plan allowing for the issuance of stock options to acquire up to 5,000,000 common shares. As at April 30, 2012, there were 4,000,000 shares available for issuance under the Company’s stock option plan.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 6 – STOCK OPTIONS – (CONTINUED)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average
		average	remaining
	Number	exercise price	contractual life
	of options	(US $)	(years)
Outstanding and exercisable, October 31, 2010	1,500,000	0.10
Expired	(500,000)	(0.10)
Outstanding and exercisable, October 31, 2011	1,000,000	0.10
Outstanding and exercisable, April 30, 2012	1,000,000	0.10	0.35

Additional information regarding stock options as of April 30, 2012, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,000,000	0.10	September 7, 2012

As of April 30, 2012, the Company had no unrecognized compensation expense relating to unvested options.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 30, 2012, the Company owed $56,649 to officers and directors of the Company (October 31, 2011 - $200). The amounts owing are unsecured, non-interest bearing, and due on demand.

NOTE 8 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of April 30, 2012 40,000 shares have been issued relative to this agreement. During the quarter ended April 30, 2012, both parties have agreed to temporarily delay the agreement.

NOTE 9 – CONVERTIBLE DEBENTURE

On February 29, 2012, the Company issued a convertible debenture with a non-related party for $40,000. Under the terms of the debenture, the amount is unsecured, with a stated interest rate of 8% per annum, and is due on or before December 2, 2012. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing August 27, 2012 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 9 – CONVERTIBLE DEBENTURE – (CONTINUED)

in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares.

NOTE 10 – SUBSEQUENT EVENTS

On May 26, 2012, the Company formalized a convertible loan agreement with officers and directors described in Note 7. Under the terms of the convertible loan agreement, the officers and directors agreed to loan the Company the sum of $104,000, of which $56,649 was advanced to the Company as of April 30, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. The officers and directors may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.

Management has evaluated subsequent events through the date of the report, the date which the financial statements were available to be issued. Other than what has been disclosed above, management noted no significant events subsequent to the balance sheet date.

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

General Overview

Our company was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, our company completed a merger with our wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation, which was incorporated on July 7, 2009 solely to change our company’s name to Del Toro Silver Corp.

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones property in Mexico. In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, with the potential for near-term production and positive cash flow. In keeping with this strategy on November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of Bowerman’s 100% right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by August 10, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

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

The three phase exploration program on the Dos Naciones property carries an aggregate estimated cost of $448,250. The first phase of our exploration program was completed during the quarter ended October 31, 2010 and consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our company’s operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September 2011. The results of the first work comprising the second phase of our exploration program warrant the continuation into the second phase of the program. The timing and scale of the next work program has yet to be determined but the company is working with Yale to determine how best to advance the exploration at Dos Naciones.

Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Dos Naciones property in accordance with the terms of our Option Agreement with Yale Resources Ltd.	$150,000
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	60,000
General and administrative expenses	25,000
Total Expenses	$235,000

As of April 30, 2012 we had cash of $6,235.

Based on the above estimated annual expenses of $235,000, we do not have enough funds to proceed with our plan of operation over the next twelve months. We plan to rely on equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended April 30, 2012 which are included herein.

Our operating results for the three and six month periods ended April 30, 2012 and 2011 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Revenue	$0	$0	$0	$0
General & Administrative Expenses	29,035	57,222	108,297	79,144
Other Expenses	85	23,943	85	46,860
Net Loss	$(29,120)	$(81,165)	$(108,382)	$(126,004)

General and Administrative

The $28,187 decrease in our general and administrative expenses for the three month period ended April 30, 2012 compared to the three month period ended April 30, 2011 was primarily due to a decrease in professional fees.

The $29,153 increase in our general and administrative expenses for the six month period ended April 30, 2012 compared to the six month period ended April 30, 2011 was primarily due to an overall increase in legal and accounting expenses and an increase in shareholder communication and promotional expenses.

Other Income/ Expenses

Our interest expenses decreased by $14,032 during the three month period ended April 30, 2012 compared to the three month period ended April 30, 2011 primarily due to accrued interest on debt debentures in the prior period.

Our interest expenses decreased by $36,949 during the six month period ended April 30, 2012 compared to the six month period ended April 30, 2011 primarily due to accrued interest on debt debentures and interest on corporate income tax in the prior period.

Liquidity and Capital Resources

Working Capital

			Percentage
	As of	As of	Increase /
	April 30, 2012	October 31, 2011	(Decrease)
Current Assets	$59,575	$46,637	27.74%
Current Liabilities	$140,815	$50,549	178.57%
Working Capital	$(81,240)	$(3,912)	(1,976.69)%

Cash Flows

	Six Month	Six Month	Percentage
	Period Ended	Period Ended	Increase /
	April 30, 2012	April 30, 2011	(Decrease)
Cash used for Operating Activities	$(111,356)	$(119,877)	7.11%
Cash provided by Financing Activities	93,503	(64,704)	44.51%
Cash provided by (used in) Investing Activities	0	0	0%
Net Increase (Decrease) in Cash	$(17,853)	$27,634	(164.05)%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of April 30, 2012 we had cash of $6,235, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used For Operating Activities

We used cash in operating activities in the amount of $111,356 during the six month period ended April 30, 2012 and $119,877 during the six month period ended April 30, 2011. Cash used in operating activities for both periods was funded by cash from financing activities. The $8,521 decrease compared to the six month period end April 30, 2011 was due to timing differences between the ongoing needs for general and administrative expenses.

Cash Provided by Financing Activities

We generated cash of $93,503 from financing activities during the six month period ended April 30, 2012 compared to cash generated of $64,704 from financing activities during the six month period ended April 30, 2011. The increase was also due to timing differences between the ongoing needs for general and administrative expenses.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2012, our company has accumulated losses of $1,180,351 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Item 1A. Risk Factors

In addition to the risk and uncertainties discussed herein, particularly those in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)

3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)

3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on August 19, 2009)

(10)	Material Contracts

10.1	Letter of Intent between our company and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

10.2	Amendment to Letter of Intent between our company and Yale Resources Ltd. dated March 11, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

10.3	Option Agreement between our company and Yale Resources Ltd. dated July 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2009)

10.4	Amendment to Option Agreement between our company and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2010)

10.5	2010 Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

10.6	Amendment #2 to Option Agreement between our company and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2010)

10.7	Asset Sale Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

10.8	Joint Operations Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

Exhibit	Description
Number

10.9	Consulting Agreement between our company and ATG Inc. dated January 22, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

10.10

Investor Relations and Consulting Agreement between our company and Stock Signal IR and Consulting Group dated January 26, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on February 2, 2012)

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

DEL TORO SILVER CORP.

Date: June 13, 2012	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: June 13, 2012	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)