Form 10-Q
period 2012-07-31
DEL TORO SILVER CORP.
filed 2012-09-10
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52499
DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0515290
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
320 North Carson Street, Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
16,002,240 common shares issued and outstanding as of September 6, 2012.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended July 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JULY 31, 2012 (UNAUDITED) AND OCTOBER 31, 2011

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JULY 31, 2012 AND OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$20,239	$24,088
Amounts receivable	-	616
Prepaid expenses	54,200	21,933
TOTAL CURRENT ASSETS	74,439	46,637

TOTAL ASSETS	$74,439	$46,637

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JULY 31, 2012 AND OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,230	$50,349
Convertible debenture	40,000	-
Due to related party	7,767	200
Convertible loans from related parties	157,030	-
TOTAL CURRENT LIABILITIES	231,027	50,549

TOTAL LIABILITIES	231,027	50,549

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 16,002,240 (2011 - 15,462,240) shares	16,002	15,462
Additional paid-in capital	1,099,109	1,052,595
Deficit accumulated during exploration stage	(1,271,699)	(1,071,969)
TOTAL STOCKHOLDERS' DEFICIT	(156,588)	(3,912)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$74,439	$46,637

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011 AND FOR THE DATE OF INCEPTION TO JULY 31, 2012

	For the Three Months Ended		For the Nine Months Ended		Accumulated Amounts from Inception to
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011	July 31, 2012
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$134	$-	$402	$2,692
Consulting fee	-	-	-	15,999	296,954
Foreign exchange (gain) loss	81	4,445	400	2,797	(2,137)
General and administrative	13,723	6,429	52,217	23,192	145,446
Mineral property costs	54,208	9,000	89,837	20,001	342,930
Professional fees	20,306	13,894	54,161	50,654	391,181
Write-down of property and equipment	-	-	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	88,318	33,902	196,615	113,045	1,178,904

OTHER EXPENSES:
Accretion of discount on convertible debt	-	(1,279)	-	(43,489)	(55,000)
Interest expense	(3,030)	(1,415)	(3,115)	(6,066)	(10,650)
Loss on change in fair value of derivative liability	-	-	-	-	(14,962)
Loss/(Gain) on settlement of debt	-	-	-	-	(12,183)
TOTAL OTHER EXPENSES	(3,030)	(2,694)	(3,115)	(49,555)	(92,795)

NET LOSS	$(91,348)	$(36,596)	$(199,730)	$(162,600)	$(1,271,699)

Basic and diluted net loss per common share	$(0.01)	$-	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$15,852,240	$12,895,775	$15,701,004	$12,446,438

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31 , 2012 AND 2011 AND FOR THE DATE OF INCEPTION TO JULY 31, 2012

	For the Nine Months Ended		Accumulated Amounts from Inception to
	July 31, 2012	July 31, 2011	July 31, 2012
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(199,730)	$(162,600)	$(1,271,699)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	43,489	55,000
Accrued interest - related party	3,030	-	3,030
Amortization	-	402	2,692
Foreign exchange (gain) loss	400	2,797	(2,137)
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shares issued for consulting service	34,000	-	51,285
Shares issued for mineral property	16,000	-	158,460
Share-based compensation	-	-	266,710
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	616	(12,088)	-
Prepaid expenses	(32,267)	-	(54,200)
Accounts payable and accrued liabilities	(24,519)	(10,926)	26,149
Due to related party	7,567	-	7,767
CASH USED FOR OPERATING ACTIVITIES	(194,903)	(138,926)	(727,960)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	(2,946)	67,422	536,729
Proceeds from issuance of convertible debenture	40,000	-	95,000
Proceeds from (paid to) related party notes	154,000	(2,767)	154,000
Repayment of convertible debenture	-	-	(33,000)
CASH PROVIDED BY FINANCING ACTIVITIES	191,054	64,655	752,729

NET INCREASE (DECREASE) IN CASH	(3,849)	(74,271)	20,239
CASH, BEGINNING OF PERIOD	24,088	82,807	-
CASH, END OF PERIOD	$20,239	$8,536	$20,239

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$27,000	$35,000
Shares issued for subscription advances	$-	$-	$109,950
Shares issued for subscription receivable	$-	$-	$(601)
Shares issued to settle debt	$-	$-	$14,250
Shares issued for mineral property	$16,000	$-	$156,260
SUPPLEMENTAL DISCLOSURE
Interest paid	$85	$-	$9,335
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  As of July 31, 2012, the Company has not earned any revenue, has a working capital deficit of $156,588, and an accumulated deficit of $1,271,699.  The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2012, and the results of its operations and cash flows for the nine month period ended July 31, 2012 and 2011.  The results of operations for the period ended July 31, 2012 is not necessarily indicative of the results to be expected for future quarters or the full year.

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

JULY 31, 2012

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

NOTE 3 – MINERAL PROPERTIES

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico.  Under the terms of the Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

•	Issuance of 150,000 common shares on or before January 25, 2010 (issued);
•	Issuance of 200,000 common shares on or before July 7, 2010 (issued);
•	Issuance of 250,000 common shares on or before October 21, 2010 (issued);
•	Issuance of 200,000 common shares on or before July 9, 2012 (issued);
•	Issuance of 200,000 common shares on or before September 15, 2012; and
•	Incur exploration expenditures of Cdn $800,000 on or before July 7, 2013.

If the Company exercises the option, the Company will be deemed to enter into a joint venture agreement in accordance with the terms of the Option Agreement.

During the nine months ended July 31, 2012, the Company incurred $89,837 in mineral properties costs on the property.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2011

•
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

•	On March 9, 2011, the Company issued 165,517 common shares to settle convertible debenture of $12,000.
•	On June 3, 2011, the Company issued 304,260 common shares to settle convertible debenture of $15,000.
•	On September 20, 2011, the Company issued 344,828 common shares to settle convertible debenture of $8,000.
•	On August 19, 2011, the Company issued 237,500 common shares to settle debt of $9,500, resulting in a loss on settlement of debt of $4,750.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 4 – COMMON SHARES – (CONTINUED)

•	On September 30, 2011, the Company issued 1,875,000 common shares for proceeds of $75,000, less share issuance costs of $2,494.

Quarter Ended January 31, 2012

•	On January 26, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000.

Quarter Ended April 30, 2012

•	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.

Quarter Ended July 31, 2012

•	On July 9, 2012 the Company issued 200,000 common shares as part of the Agreement described in Note 3 and charged $16,000 to mineral property costs.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2010	1,055,135	$0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	(0.30)
Balance, July 31, 2012 and October 31, 2011	2,000,000	$0.25

As of July 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Remaining contractual life (years)
2,000,000	$0.25	December 6, 2012	0.34

NOTE 6 – STOCK OPTIONS

On September 7, 2010, the Company adopted a stock option plan allowing for the issuance of stock options to acquire up to 5,000,000 common shares.  As of July 31, 2012, there were 4,000,000 shares available for issuance under the Company’s stock option plan.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 6 – STOCK OPTIONS – (CONTINUED)

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding and exercisable, October 31, 2010	1,500,000	$0.10
Expired	(500,000)	(0.10)
Outstanding and exercisable, October 31, 2011	1,000,000	0.10
Outstanding and exercisable, July 31, 2012	1,000,000	0.10	0.10

Additional information regarding stock options as of July 31, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date
1,000,000	$0.10	September 7, 2012

As of July 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

NOTE 7 – RELATED PARTY TRANSACTIONS

On May 26, 2012, the Company formalized a convertible loan agreement with officers and directors.  Under the terms of the convertible loan agreement, the officers and directors loaned the Company the sum of $104,000. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. The officers and directors may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.  The balance of the loans and accrued interest as of July 31, 2012 was $106,855.

On July 16, 2012 the Company entered into a convertible loan agreement with an officer and director. Under the terms of the convertible loan agreement the officer and director agreed to loan the Company the sum of $50,000.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in one full year from the advancement date.  The officer and director may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $0.08 per share.  The loan shall bear interest at a rate of 8% per annum.  The balance of the loan and accrued interest as of July 31, 2012 was $50,175.

The Company is in debt to an officer and director of the Company for an additional $7,767 as of July 31, 2012.  The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 8 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012.  Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months.  As of July 31, 2012 40,000 shares have been issued relative to this agreement.  At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

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

NOTE 10 – SUBSEQUENT EVENTS

On August 30, 2012, the Company entered into an additional convertible loan agreement with an officer and director of the Company.  Under the terms of the convertible loan agreement, the officer and director loaned the Company $100,000. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. The officer and director may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

The Company entered into an option agreement (“Option Agreement”) on August 31, 2012 to acquire a 67.5% interest certain mineral claims with Natchez Pass, LLC.  In order to earn the interest on the claim, the Company is required to make aggregate cash payments of $4,005,000 and issue 5,000,000 restricted shares of common stock to Natchez Pass, LLC over a five year period.  If the Company fully exercises its option, there is an additional option for the Company to acquire an additional 7.5% interest at the price of $150,000 per one percentage point.

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Our Current Business

We are presently an exploration stage company focused on conducting exploration activities on our Dos Naciones property in Mexico. In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western US, with the potential for near-term production and positive cash flow. In keeping with this strategy on November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of Bowerman’s 100% right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition is scheduled to occur by November 8, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company.

While our corporate strategy has changed we remain focused on exercising our option under an option agreement with Yale Resources Ltd. dated July 7, 2009, as amended June 25, 2010, October 21, 2010, and July 9, 2012. The Dos Naciones property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones property is comprised of one mineral concession that covers approximately 2,391 hectares.

On May 26, 2012, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Painter agreed to loan our company the sum of US$10,000, which was advanced to our company on January 9, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Painter may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company at the price of US$0.06 per share. The loan shall bear interest at a rate of 8% per annum.

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Fagen agreed to loan our company the sum of US$94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of US$0.06 per share. The loan shall bear interest at a rate of 8% per annum.

On July 16, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of US$50,000, which was advanced to our company on July 16, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of US$0.08 per share. The loan shall bear interest at a rate of 8% per annum.

On August 30, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of US$100,000, which was advanced to our company on August 30, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of US$0.10 per share. The loan shall bear interest at a rate of 8% per annum.

Effective August 31, 2012, we entered into a partial purchase option agreement with Natchez Pass LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada.  In order to earn the option, over a five year period our company is required to make aggregate cash payments of $4,005,000, consisting of payments to Natchez Pass, certain repayments on behalf of the Natchez Pass and certain amounts for the work program on the property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass.  If our company fully exercises the option to earn 67.5% interest, our company then has an option to earn up to an additional 7.5% interest at the price of $150,000 per point.

Effective September 1, 2012, our company entered into consulting agreements with Greg Painter, a director and officer of our company, for services performed as our company’s president and chief executive officer and with Patrick Fagen, for services performed as our company’s chief financial officer.

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

Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Expenditures on the Dos Naciones property in accordance with the terms of our Option Agreement with Yale Resources Ltd.	$150,000
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	60,000
General and administrative expenses	70,000
Total Expenses	$280,000

As of July 31, 2012 we had cash of $20,239.

Based on the above estimated annual expenses of $280,000, we do not have enough funds to proceed with our plan of operation over the next twelve months. We plan to rely on equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended July 31, 2012 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2012 and 2011 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Revenue	$0	$0	$0	$0
General & Administrative Expenses	88,318	33,902	196,615	113,045
Other Expenses	3,030	2,694	3,115	49,555
Net Loss	$(91,348)	$(36,596)	$(199,730)	$(162,600)

General and Administrative

For this discussion we have defined general and administrative costs to also include mineral property costs and professional fees.  The $54,416 increase in our general and administrative expenses for the three month period ended July 31, 2012 compared to the three month period ended July 31, 2011 was primarily due to an increase in mineral property costs for the current period related to the option agreement with Yale Resources Ltd.

The $83,570 increase in our general and administrative expenses for the nine month period ended July 31, 2012 compared to the nine month period ended July 31, 2011 was primarily due to an overall increase in mineral property costs and legal and accounting expenses.

Other Income/ Expenses

We had $43,489 of accretion of discount on convertible debt for the nine month period ended July 31, 2011.  There was no such activity for the same nine month period ended July 31, 2012.

Liquidity and Capital Resources

Working Capital

			Percentage
	As of	As of	Increase /
	July 31, 2012	October 31, 2011	(Decrease)
Current Assets	$74,439	$46,637	59.61%
Current Liabilities	$231,027	$50,549	357.04%
Working Capital	$(156,588)	$(3,912)	(3,902.76)%

Cash Flows

	Nine Month	Nine Month	Percentage
	Period Ended	Period Ended	Increase /
	July 31, 2012	July 31, 2011	(Decrease)
Cash used for Operating Activities	$(194,903)	$(138,926)	40.29%
Cash provided by Financing Activities	191,054	64,655	195.50%
Cash provided by (used in) Investing Activities	0	0	0%
Net Increase (Decrease) in Cash	$(3,849)	$(74,271)	(94.82)%

We anticipate that we will incur approximately $280,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of July 31, 2012 we had cash of $20,239, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used For Operating Activities

We used cash in operating activities in the amount of $194,903 during the nine month period ended July 31, 2012 and $138,926 during the nine month period ended July 31, 2011. Cash used in operating activities for both periods was funded by cash from financing activities, and $55,977 increase in cash used compared to the nine month period end July 31, 2011 was due to timing differences between the ongoing needs for general and administrative expenses.

Cash Provided by Financing Activities

We generated cash of $191,054 from financing activities during the nine month period ended July 31, 2012 compared to cash generated of $64,655 by financing activities during the nine month period ended July 31, 2011. The increase of cash provided of $126,399 was also due to timing differences between the ongoing needs for general and administrative expenses.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2012, our company has accumulated losses of $1,271,699 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Critical Accounting Policies

Basis of Presentation

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.  Our company’s fiscal year end is October 31.

Interim Financial Statements

These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended October 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at July 31, 2012, and the results of its operations and cash flows for the nine month period ended July 31, 2012 and 2011.  The results of operations for the period ended July 31, 2012 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Mineral Property Exploration and Development

Our company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized.  Our company assesses the carrying costs for impairment under ASC 360 “Property, Plant and Equipment” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Due to Related Parties

Due to related parties consist principally of amounts due to officers and directors of our company, in respect of expenditures paid by officers and directors on behalf of our company.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 9, 2012, we issued 200,000 shares of common stock to Yale Resources Ltd. pursuant to the third amendment of the option agreement between our company and Yale.  All of these securities were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mining Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)

3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)

3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on August 19, 2009)

(10)	Material Contracts

10.1	Letter of Intent between our company and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

Exhibit Number	Description

10.2	Amendment to Letter of Intent between our company and Yale Resources Ltd. dated March 11, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)

10.3	Option Agreement between our company and Yale Resources Ltd. dated July 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2009)

10.4	Amendment to Option Agreement between our company and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2010)

10.5	2010 Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on September 20, 2010)

10.6	Amendment #2 to Option Agreement between our company and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2010)

10.7	Asset Sale Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

10.8	Joint Operations Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)

10.9	Consulting Agreement between our company and ATG Inc. dated January 22, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

10.10
Investor Relations and Consulting Agreement between our company and Stock Signal IR and Consulting Group dated January 26, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

10.11	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. Dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)

10.12	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.13	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.14	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)

10.15	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.16	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.17	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)

10.18	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.19	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

Exhibit Number	Description

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.

Date: September 10, 2012	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: September 10, 2012	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)