Form 10-K
period 2012-10-31
DEL TORO SILVER CORP.
filed 2013-02-12
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	October 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	775.782.3999

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2012 was $811,961.00 based on a $0.0561 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
17,452,240 common shares as of January 21, 2013.

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

As used in this annual report, the terms “Del Toro”, “we”, “us”, “our” and “our company” refer to Del Toro Silver Corp., and, unless otherwise indicated, our wholly-owned subsidiary, Minera Plata Del Toro S.A. de C.V., a Mexican corporation.

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

We entered into a further amendment agreement with Yale dated as of October 21, 2010 pursuant to which we amended the option agreement with Yale dated July 7, 2009, as earlier amended on June 25, 2010. Pursuant to the terms of the further-amended agreement, Yale agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and the issuance of 400,000 more shares of our common stock to Yale on or before July 7, 2012. Under the terms of the amendment, Yale also agreed to rescind its option to repurchase the property during the option period.

In October 2010, we announced that we expanded the Josefina target at the Dos Naciones Property. Fieldwork completed by our company was successful in identifying multiple new exposures of veins as well as an historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along the strike and over 250 meters in width. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December 2010, we completed an ASTER (Satellite Imaging) study on the Dos Naciones Property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study.

In October 2011, we were notified by our joint venture participant, Yale, that a drilling contract had been signed with Geometrics Mineral Services S.A. de C.V. Drilling on the property began in November 2011.

In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western United States, that have the potential for near-term production and positive cash flow.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

•      $25,000 payable by December 14, 2011 (the date of the payment has been extended to May 31, 2013);
 $4,500,000 payable upon closing by execution and delivery of a promissory note and a first position deed of trust against the Discovery Day Gold Property, which secures our company’s full repayment of the amount due under the promissory note; and
 $2,000,000 payable upon closing by delivery of 40,000,000 shares of our common stock at $0.05 per share (issued to Bowerman and certain assignees of Bowerman). We have agreed to use our good faith efforts to file with the Securities and Exchange Commission a reseller prospectus registering the shares within 160 days of the closing, failing which we will be required to pay a $10,000 fee to Bowerman in lieu of registration.

The $4,500,000 secured by the promissory note and deed of trust shall accrue interest (on unpaid principal and interest) from closing at the rate of 10% interest per annum, compounded monthly. Principal and interest shall be due and payable in full on closing by way of a balloon payment equal to the amount of the entire balance then-due. We may prepay all or any part of the sum due under the promissory note any time without penalty. Delinquent payments under the note will be subject to a late fee equal to 10% of the delinquent payment amount. Subject to timely payment of the promissory note and all consideration due and payable, our company is entitled to acquire, within 48 months from closing, up to an additional 15% interest in the Discovery Day Gold Property at a rate of $300,000 per 1%.

In addition to the $6,525,000 aggregate purchase price, we have agreed to incur, within 36 months of the closing, not less than $1,500,000 in exploration, development, or operating expenses in respect of the Discovery Day Gold Property. Our company’s work commitment shall be carried out in accordance with a joint operations agreement between our company and Bowerman, also entered into on November 14, 2011, whereby Bowerman and our company have agreed to jointly develop the Discovery Day Gold Property through January 1, 2017.

Pursuant to the agreement, our company and Bowerman shall form a single purpose entity to serve as the sole operator of the Discovery Day Gold Property, with our company serving as manager of the entity. Subject to and upon completion of the $1,500,000, 36-month work commitment to be financed by our company, subsequent work programs and budgets shall be determined by our company at our sole discretion, and the operating costs of the entity shall be shared by our company and Bowerman on a pro-rata basis with their respective ownership interest in the Discovery Day Gold Property. Net proceeds of the entity shall also be divided between our company and Bowerman on a pro-rata basis with their respective ownership interest in the Discovery Day Gold Property.

Bowerman's parent company has caused one of its wholly owned subsidiaries to conditionally license to the entity the use of all equipment, improvements and other items of personal property and improvements overlying the Discovery Day Gold Property. Our company shall have the option to exercise the license by paying to Bowerman a license fee of $100,000 per year. At our company’s election and sole determination, our company may pay each license fee either in cash, in common shares of our company discounted by 20% of the then-market value, or by crediting the value of the license fee toward Bowerman’s financial obligation to pay its pro rata interest for work performed under the joint operations agreement, provided that Bowerman’s obligation shall not accrue until our company’s $1,500,000 work commitment has been fully expended. Our company shall also have the option to buy out the licensed equipment and improvements. The entity shall be charged with maintaining, repairing, servicing, supplying, insuring and otherwise keeping in good condition through due care all of the equipment and improvements for the duration of the license.

Our Current Business

In November 2011, our management announced that our company will change our corporate strategy from that of a junior exploration company to one which targets high grade precious metals properties, located in the western United States, with the potential for near-term production and positive cash flow. Most junior explorers and majors have had little interest in such properties due to permitting issues, smaller resource potential and lower projected production rates. We believe that this niche market offers many opportunities ignored or overlooked by the junior gold companies. Our new corporate strategy is to best position Del Toro to capitalize on this opportunity and build shareholder value.

We have established five performance milestones for this strategy which include: 1) identifying and purchasing high grade prospects and/or past producers that can be cost-effectively put into production, 2) designing an efficient development plan tailored for each property, 3) obtaining the necessary operating permits, 4) validating the status of the property through an independently written CA NI 43-101 technical report and 5) monetizing the asset either through production, a sale or joint venture. We plan to have several such high-grade mines in the development pipeline and achieving each of these milestones is expected to build significant value to each asset. Throughout the development process Del Toro will constantly assess the monetization options available for each of the advanced properties with the intention of putting the most profitable into production ourselves and selling or optioning the others to generate additional cash flow.

Based on our experience, the recent increase in gold prices along with the popularity of owning physical gold has generated a significant demand in the private and international markets for turnkey, permitted, cost-effective gold producers. We intend to be the industry leader in this market and build shareholder value by diligently implementing our new corporate strategy.

The Discovery Day Gold Property

In keeping with this strategy, on November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of the Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. This claim block contains 5 mines which comprised the historical Knownothing mining district and is now commonly known as the Discovery Day Gold Property. A Canadian Instrument 43-101 Technical Report was written on the property in August 2009 and is available on our website.

The claim block is owned and controlled 100% by Trinity Alps Resources, Inc. with a 2% NSR production royalty payable to Patrick Fagen, president of Trinity Alps Resources, Inc. Both Patrick Fagen and Greg Painter, officers and directors of our company, are indirect majority interest holders in Bowerman.

Both Patrick Fagen and Greg Painter, our two directors and officers, are indirectly majority interest holders in Bowerman Holdings LLC, as they have a direct ownership interest in Trinity Alps Resources, Inc, which is the sole member of Bowerman Holdings, LLC.  Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps Resources, Inc.

The Discovery Day mine was operational as recently as May 2010 and is fully permitted for gold production with the US Agriculture Forest Service (“USFS”) with all environmental impact studies completed and reclamation bonds posted.  There are approximately 2,000 feet of underground workings on three levels with all utilities (air, water and power) in place and functional. Mine facilities include a miner’s dry with showers, mine office, supply house, compressor/generator building, repair shop, fuel storage and two explosives magazines.  All underground mining equipment, surface support equipment, and mine vehicles necessary for mining are on site and operational.

The property includes a 20 worker man camp consisting of sleeping trailers, men’s and women’s restroom with showers, mechanics shop, fuel storage area, an administration building with a kitchen, lounge and two managerial offices, satellite television, internet and telephone, as well as integrated power and water systems.  The property has a fully functional and permitted 100 ton per day gravity concentration processing mill which was last operated in October 2012. The mill site includes a lined water storage pond, two tailings ponds, a fully equipped assay laboratory and a gold smelting facility. Historical gold recoveries from the mill have reportedly averaged approximately 95%. With adequate mill feed, the Discovery Day Gold Property has the milling capacity to produce 25,000 ounces of gold per year.

This property exemplifies our company’s strategy to acquire historical high grade, near term production properties with relatively low operating costs. Our company plans to put the mine back into production in the very near future and commence exploration efforts to better define the resources of the other mines on the property and the entire Knownothing district.

Closing of the acquisition was scheduled to occur by February 12, 2012, unless otherwise agreed by the parties.  Pursuant to the terms of the asset sale agreement our company and Bowerman have extended the closing date for three additional 90-day periods.  On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013,

We have also granted permission for Bowerman to entertain third party purchase offers for the claims, any sale of which would be subject to our approval, and include compensation to us for a buyout of our rights under the agreement.

The Natchez Pass Gold Property (a.k.a the “Nick” Mine)

On August 31, 2012, our company entered into a partial purchase option agreement with Natchez Pass LLC, as amended on September 27, 2012, to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada formerly known as the “Nick” mine.  In order to earn the option, over a five year period our company is required to make aggregate cash payments of $4,005,000, consisting of payments to Natchez Pass, certain repayments on behalf of Natchez Pass and certain amounts for the work program on the property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass. If our company fully exercises the option to earn a 67.5% interest, our company then has an option to earn up to an additional 7.5% interest at the price of $150,000 per point.

Patrick Fagen, an officer and director of our company, is a direct minority interest holder in Natchez Pass, LLC.

The property is located in the Sierra Mining District within the Humboldt River Basin in northern Nevada. The geographical area is renowned for rich placer deposits. The 660 acre claim block is unpatented, located on Bureau of Land Management (“BLM”) land, and consists of 25 lode claims and 8 placer claims. A unique and significant geologic characteristic of this mining property is that it contains both auriferous gravel channels (placer gold) as well as quartz anomalies with high grade ore shoots. However, very little substantiated geological information on the property is currently in hand.

Existing surface improvements on the property include a two acre millsite area with a fully equipped 250-400 yard per hour placer recovery circuit, 50,000 gallon water storage tank, three recirculation ponds, and a tool/parts inventory storage shed. The site has a good access road as well as on site work roads. Also on-site is a 1000 square foot, two bedroom house in good condition ideally suited for housing a security person,  mine office, communications center and operations headquarters.

In addition to the surface placer development, subsurface lode development on the property is evidenced by at least 7 known adits. The full extent of the underground workings is unknown at this time as there is no known data on the location and length of all of the drifts. A survey and mapping program of the two main drifts was recently completed by Natchez Pass. Grab samples from some of the previously mined stopes have assayed in excess of 13 ounces per ton.

Natchez Pass ideally fits into our corporate strategy as it is fully permitted for placer production with the existing facilities facilitating a near term production placer mining operation. The mine was in placer operations as recently as 2010. The re-commencement of operations will require minimal repairs to the placer mill onsite, the purchase or lease of dirt moving equipment, and a new reclamation bond to replace the existing one posted with the BLM.  The company is in the process of completing its due diligence and designing a testing program to better define the potential resource base.

On September 27, 2012, our company and Natchez Pass agreed to amend certain provisions of the option agreement and entered into an amendment agreement (the “First Amendment”).  The terms of the First Amendment are as follows: Our company shall bear all costs and expenses to perform its due diligence investigations and work under the option agreement. After recovering all of those costs and expenses from proceeds received from sale of precious minerals extracted from the claims (as that term is defined in the Agreement), if any, our company shall pay to Natchez Pass 20% of the remaining amount of said proceeds promptly after our company receives such proceeds, whether in installments or a lump sum.

On November 13, 2012, our company and Valley Excavating LLC agreed to extend the independent contractor agreement entered into between the parties until May 31, 2013, due to weather and road conditions that have prevented Valley Excavating from completing the work plan.

Effective January 15, 2013, our company and Natchez Pass entered into a second amendment to amend Section 3 of the partial purchase option Agreement to provide for two additional 60 day extensions of the due diligence period for $7,000 per extension.

Should our company opt to exercise its third option under Section 2.3 of the partial purchase option agreement, our company shall reimburse Natchez Pass, under the year 1 work plan, for the amounts Natchez Pass  expends on improvements undertaken for the assets (as defined in the partial purchase option agreement).

The Dos Naciones Property

While our corporate strategy has changed we remain focused on exercising our option under an option agreement with Yale dated July 7, 2009, as amended June 25, 2010 and October 21, 2010. The Dos Naciones Property is located approximately 140 km north northeast of the city of Hermosillo, in north-central Sonora, Mexico and is approximately 75 km southwest of the important Cananea mining district. The Dos Naciones Property is comprised of one mineral concession that covers approximately 2,391 hectares.

Dos Naciones Plan of Operation

Our plan of operation for Dos Naciones is to continue exploration work on the property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We will not be able to determine whether or not the Dos Naciones Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Our company received a technical report dated March 25, 2009 from our consulting geologist David J. Pawliuk respecting the Dos Naciones Property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones Property to explore potential mineralization on the property. The report found that the Dos Naciones Property hosts different styles of significant metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

We intend to conduct a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000 subject to receiving additional financing. The first phase of our exploration program commenced in July 2010. The first phase consists of detailed geological mapping, sampling, hand trenching and prospecting. In July 2010, our operator on the Dos Naciones Property engaged geological consultants to conduct mapping and sampling on the property.

We have submitted 38 samples from the July/August 2010 work program to an assay lab to confirm the sampling results. In October 2010, fieldwork completed by us was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

In December 2010, we completed an ASTER (Satellite Imaging) study on the Dos Naciones Property and surrounding mines, and continued our field work consisting of detailed geological mapping, sampling and prospecting towards identifying drill targets. A follow up field program in the area was commenced in January 2011 to expand the mapping and sampling of the surrounding areas based on the ASTER report study. Based on the results of our past field program, we commenced a drill program at the end of October 2011 on the La Espanola target to obtain further information on mineralization occurrences on the area.

The table below summarizes the results received:

Drill Hole	To	Interval	Cu (%)	Au (g/t)	Ag (g/t)
D2N-01	10.50	10.50	1.04	0.08	33.3
D2N-01	30.45	0.75	0.21	1.50	88.3
D2N-02	Hole lost at 12.0 m
D2N-03	14.50	10.00	0.76	0.12	9.3
including:	9.45	0.60	5.45	0.58	50.7

We have completed Phase I and have commenced Phase II of exploration on our Dos Naciones Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our management will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results. Currently our operations at Dos Naciones are on hold as we develop the next drill program, subject to available funds.

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

We also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

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

A concession owner can perform:

  exploration works on the ground to identify mineral deposits and quantifying and evaluating economically viable reserves and accordingly perform work to develop areas containing mineral deposits; and
•   exploration works to detach and extract minerals from such deposits.

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

United States

Mining operations and exploration activities are subject to various national, state and local laws and regulations in the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Subsidiaries

We have a wholly-owned subsidiary, Minera Plata Del Toro S.A. de C.V., a Mexican corporation.

Research and Development Expenditures

We have incurred $210,000 in mineral property and exploration expenditures over the last two fiscal years.

Employees

As of October 31, 2012, our employees were our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We currently conduct and anticipate that we will continue to conduct most of our business through arrangements with consultants and third parties. Our officers and directors do not have an employment agreement with us.

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

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our properties without additional financing, of which there is no assurance that we would be able to obtain.

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

We are in the initial stage of exploration of our Dos Naciones mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Dos Naciones Property. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our properties, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

Because access to our mineral properties is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the Dos Naciones mineral property is restricted to the period between August to March of each year because the period between April to July is typically rainy season in the area. We have not begun exploration work on the Discovery Day property, however, access to the Discovery Day property most practical from March through November with a skeleton crew performing care and maintenance from December through February, but road conditions make full scale winter operations at the site difficult. We can attempt to visit, test or explore our mineral properties only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

As we undertake exploration of our mineral properties, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in Mexico and the United States as we carry out our exploration program. We will be required to pay mining taxes to the Mexican government. We will be required to prove our compliance with relevant Mexican and United States environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we initiate a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

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

Greg Painter, our president and chief executive officer, devotes approximately 80% of his working time on providing management services to us and Patrick Fagen our chief financial officer, devotes approximately 50% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At October 31, 2012 we had a working capital deficit of $530,754. We incurred a net loss of $765,510 for the year ended October 31, 2012 and $1,837,479 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Dos Naciones Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 12, 2013, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

Item 2.          Properties

Our principal offices are located at 320 North Carson Street, Carson City, Nevada 89701. As of July 2011, our office space is provided to us by our officer and director, Greg Painter, at a cost of $500 per month. This amount currently remains accrued and unpaid.. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

The Discovery Day Gold Property

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. This claim block contains 5 mines which comprised the historical Knownothing mining district and is now commonly known as the Discovery Day Gold Property. A Canadian National Instrument 43-101 Technical Report was written on the property in August 2009 and is available on our website.

Closing of the acquisition was scheduled to occur by May 12, 2012, unless otherwise agreed by the parties, and is subject to satisfactory completion of due diligence by our company. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013.

The Discovery Day mine was operational as recently as May 2010 and is fully permitted for gold production with the US Forest Service with all environmental impact studies completed and reclamation bonds posted.  There are approximately 2,000 feet of underground workings on three levels with all utilities (air, water and power) in place and functional. Mine facilities include a miner’s dry with showers, mine office, supply house, compressor/generator building, repair shop, fuel storage and two explosives magazines.  All underground mining equipment, surface support equipment, and mine vehicles necessary for mining are on site and operational.

The property includes a 20 worker man camp consisting of sleeping trailers, men’s and women’s restroom with showers, mechanics shop, fuel storage area, an administration building with a kitchen, lounge and two managerial offices, satellite television, internet and telephone, as well as integrated power and water systems.  The property has a fully functional and permitted 100 ton per day gravity concentration processing mill which was last operated in October 2012. The mill site includes a lined water storage pond, two tailings ponds, a fully equipped assay laboratory and a gold smelting facility. Historical gold recoveries from the mill have reportedly averaged approximately 95%. With adequate mill feed, the Discovery Day Gold Property has the milling capacity to produce 25,000 ounces of gold per year.

Discovery Day Gold Property Plan of Operation

Under the asset purchase and joint venture agreements with Bowerman Holdings LLC, Del Toro is, in addition to other compensation, required to spend $1,500,000 on exploration, development and operating costs for the property as the earn in for the acquisition of its 60% equity in the property. The agreement outlines a work program focused on the two companies’ shared vision for the property. The three main goals of the work program are to:

1.
Put the mine back into commercial production. The mine was fully operational until underground activities were suspended by MSHA in May 2010. Prior to the suspension, two areas of the mine, the 400’ and 490’ raises were producing ore which, according to grab sample assays, averaged between .75 and 1.25 ounces per ton. Del Toro plans to re-commence mining in these two headings immediately after addressing the pending MSHA issues. Based on previous mining efforts these two headings are expected to provide a steady source of quality ore for the mill.

2.
Better define and develop the reserves and resources of the property.  None of the 5 mines on the claims have ever been drilled and/or systematically studied so their ultimate potential remains unknown. Del Toro plans to design and initiate an extensive geological evaluation of the property including surveying, sampling and drilling. Success with this geologic program will provide a better understanding of all of the geologic structures and potentially develop additional sources of ore for the mill to increase production capabilities. This geologic work will be done concurrently with the production mining efforts.

3.
Acquire mining access to the major veins located on the property.  An extensive surface survey was performed in early 2010 that indicated the end of the 400 cross cut in the lower Discovery Day workings is in close proximity to the prolific Gold Run and Hunter veins. These two veins reportedly produced over 50,000 ounces of gold from the Gilta mine. Historical maps and geologic reports show that these veins were never mined from the Discovery Day side of the mountain. Accessing these two veins via extending the underground drift at the Discovery Day mine will be a top priority for providing additional ore to the mill.

Technical Report

We received a technical report dated August 10, 2009 written by Jeffrey L. Wilson, P. Geol., with respect to the Discovery Day Gold Property. Pursuant to the report, Mr. Wilson recommended two phases of work for the Discovery Day Gold Property. The goal of the Phase 1 work program is to develop high-priority drill targets. Phase 1 work consists of surface geologic mapping and sampling with tight ground survey control. Underground mapping and sampling of historic workings should be considered where safe entry is possible. Estimated Phase 1 costs are $172,000 over a three to four month period in the event that we elect to proceed.

The Phase 2 work program is designed to drill test targets identified in Phase 1. Phase 2 consists of underground core drilling (3,000 ft) and surface core drilling (4,800 ft) at the Discovery Day mine and surface core drilling (10,000 ft) at the Hansen mine. Should we proceed with Phase 2, success at the Discovery Day mine would lead to developing near-term reserves for the mill. Success at the Hansen mine would develop a new source of ore immediately adjacent to the mill.

The Discovery Day Gold Property is a production-ready gold property in need of exploration and geological work to delineate near-term reserves. The property is fully permitted for production with attending underground mine, powder magazines, operational mill, support facilities, and underground and surface equipment. Exploration potential appears good to excellent to identify new mineralization and eventual reserves.

The Discovery Day Gold Property is located in the Salmon Mountains of northwestern California, approximately 60 miles southwest of Yreka. The property is approximately 950 acres and consists of 48 unpatented lode claims which encompass most of the Knownothing mining district. Property jurisdiction is under the USFS who is responsible for all operations in the Klamath National Forest. The claim block is owned and controlled 100% by Trinity Alps Resources, Inc. with a 2% NSR production royalty payable to Patrick Fagen, president of Trinity Alps Resources, Inc. Mr. Fagen is also an officer and director of our company.

The property is between 2,000 to 4,000 ft in elevation in steep and forested terrain. Access is good via paved and dirt roads. Mean annual precipitation ranges from 35 to 85 inches per year occurring mainly as rain. A 12-month operating season is possible with some down time for snow removal. A Decision Notice by the USFS in 1995 found no significant impact by the Discovery Day mine operations to any threatened, endangered, or sensitive plant or animal species.

Property Location and Description

The Discovery Day Gold Property consists of 48 contiguous unpatented federal lode mining claims covering approximately 950 acres in the Knownothing mining district, Siskiyou County, California. The Knownothing mining district is located in the Salmon Mountains within the Klamath National Forest at latitude 41°11'44"N longitude 123°19'27"W in Sections 1 and 12, T.9N., R.7E., and Sections 6 and 7, T.9N., R.8E., Humboldt Base and Meridian. The Universal Transverse Mercator (UTM) map datum is in NAD 27, UTM Zone 10. The claims are on both sides of the northeast-trending Bowerman ridge which form the divide between the North Fork of the Knownothing Creek drainage and the Granite Gulch Creek drainage on Bowerman Mountain. The property falls on the Youngs Peak, California 7.5 minute topographic quadrangle (2001 version, scale 1:24,000) with contour intervals of 80 ft. Elevations on the claim block range between 2,000 and 4,040 ft MSL. The property is approximately 60 miles southwest of Yreka, California and approximately eight (8) miles by road south of Forks of Salmon, California.

The 48 lode claims are located on federal lands under the jurisdiction of the USFS in the Klamath National Forest. Recording of mining claims and collection of annual claim maintenance fees is administered by the BLM. The Raddlefinger claims were purchased on January 9, 2006 for the sum of $1,200,000 from Lovelock 79.com Inc, a Nevada corporation by Discovery Day LLC, a private limited liability company organized in the State of Nevada, on December 26, 2003. All of the “KM” claims were staked by Discovery Day LLC and recorded on March 12, 2004. Trinity Alps Resources, Inc. purchased the entire block of 48 claims and all mining assets from Discovery Day LLC on July 24, 2009 for the price $1,475,000.

Figure 1 – Location of Discovery Day Claim

Coquille
Roseburg
Bandon
Myrtle Point
Riddle
Canyonville
Port Orford
Wolf Creek
Galice
Agness
Gold Beach
Grants Pass
Medford
Jacksonville
Applegate
Ruch
Ashland
Cave Junction
Oregon Caves National Monument
Mt. Ashland
O'Brien
Brookings
Oregon
California
Smith River
Gasquet
SISKIYOU
MOUNTAINS
Crescent City
Happy Camp
Yreka
MARBLE MOUNTAINS
Fort Jones
Ocean
Pacific
Klamath
Etna
Weed
Mt. Shasta
14,162
Somes Bar
Orleans
Mt. Eddy
9,025
Forks of Salmon
DISCOVERY DAY
PROPERTY
SALMON MOUNTAINS
Weitchpec
Orick
Trinidad
Hoopa
TRINITY ALPS
Trinity Center
McKinleyville
Willow Creek
Arcata
Eureka
Weaverville
Fortuna
Ferndale
Hyampom
Hayfork
Redding
Rio Dell
Scotia
10 miles
10 kilometers

Location Map Discovery Day Gold Property

Figure 2 – Claim Block of Discovery Day Claim

Accessibility

The Discovery Day Gold Property is accessed by traveling southwest from the town of Yreka on paved State Highway 3 approximately 68 miles to the small town of Forks of Salmon. Travel time by car in good weather is about 2 hours due to slow driving conditions caused by narrow lanes, many sharp curves, and steep grades. From Forks of Salmon, the property is reached in less than 30 minutes by traveling approximately 3 miles southeast on paved Cecilville Road to USFS Road 10N02 and thereafter traveling approximately 3 miles by one-lane dirt road to the Discovery Day mill (Star Hansen millsite) and an additional 1 mile to the Discovery Day man camp and mine. The access road is locally steep. A 4-wheel drive vehicle is necessary during the winter and spring seasons. The mine access road is capable of handling small trucks and equipment.

The town of Forks of Salmon, with a population of less than 40, is the nearest “town” with phone, fuel and mail service. The nearest large towns are Yreka and Eureka which are 2 to 3 hours travel time away. The city of Medford, Oregon is another 40 miles north of Yreka on Highway 5.

A helicopter pad has been developed at the Discovery Day site and there is a short landing strip for fixed wing aircraft in nearby Etna, California 40 miles to the east.

Climate and Operating Season

The Pacific coastal climate to the west of the property has a strong influence on the climate at the Discovery Day Gold Property. This coastal influence is moderated by the central Klamath Mountains located to the west of the property. Summers are warm and dry; winters are cool and wet. Summer high temperatures are about 90° to >100° Fahrenheit (32° to > 38° C); low temperatures are about 55° Fahrenheit (13° C). Winter high temperatures are about 40° to 55° Fahrenheit (5° to 13° ) with rain and somewhat cooler under clear skies.

Mean annual precipitation in the Salmon River watershed ranges from about 35 inches to about 85 inches. Approximately 90% of the precipitation occurs from October to May from the north Pacific cyclonic storms. The remainder occurs during summer thunderstorms. The climate within much of the Klamath National Forest is influenced by elevation. Elevation on the claim block ranges between 2,000 ft and 4,041 ft, MSL. Winter precipitation occurs mainly as snow above 4,000 ft, and mainly as rain below 4,000 ft elevation.

A 12-month operating season is possible with the potential for down time for snow removal during the heaviest of snow events. Fluctuation of the snow level occasionally results in rain falling on snow, causing rapid snow melt. The southern exposure for the mine, man camp and mill site also facilitates the snow melt at these key operating points.

A Galion road grader is used to clear the mine road of snow and small slides. Based on actual operating experience, the most practical operating season is from March through November with a skeleton crew performing care and maintenance from December through February. With the mill facility being located at an elevation of 2550 ft, ore can be stockpiled for milling during the winter season, but road conditions make full scale winter operations at the site difficult.

Geology and Mineralization

Northwestern California is comprised of accreted terranes which form the Klamath Mountains geologic province. The Discovery Day Gold Property lies within Eastern Hayfork terrane of the Western Paleozoic and Triassic Belt. Rocks within this terrane are metamorphosed to greenschist facies and consist of a mélange of Triassic-Paleozoic metasedimentary and metavolcanic rocks, and Jurassic ultramafic rocks. This package of rocks is intruded by the Youngs Peak pluton, a Jurassic dioritic intrusion. The Discovery Day claim block is located primarily on metasedimentary rocks and slightly overlaps the contact with the Youngs Peak pluton.

Metasedimentary rocks are comprised of carbonaceous argillite, chert, quartzite, chert-argillite breccia, and uncommon blocks of recrystallized limestone. Large portions of the metasedimentary section are chaotically mixed and deformed, representing Jurassic “mélange-style tectonic disruption.” Metavolcanic rocks consist of “greenstone” of original basaltic to andesitic composition. Ultramafic rocks are irregularly-shaped bodies of sheared serpentinized ultramafic rocks within the metasedimentary rock sequence. There is a consistent north-south trend of lithologic units with preferential bedding dips eastward. Local foliation is deflected by the Youngs Peak pluton.

Gold mineralization is present in a series of poorly exposed, sub parallel, narrow, mesothermal gold-quartz veins and fault gouge located adjacent and outward from the Youngs Peak pluton. Placer gold deposits are widespread in local drainages. Gold-quartz veins are typically narrow, ranging from 1 to 10 ft in thickness and commonly 1 to 4 ft in thickness. They are comprised of low-sulfide mixtures of white quartz, quartz boudins, irregular quartz stringers, and dark inclusions of pyritic country rock breccia fragments. The veins pinch and swell and may have sharp or diffuse contacts with country rock. Ultimate vein lengths are unknown but are likely greater than 1500 ft. Vein dips are typically southward and vary from 55° to 90°. Gold-bearing, low-angle structures are also present. Gold ores contain a sulfide suite comprised of dominant pyrite and smaller amounts of arsenopyrite, galena, sphalerite, chalcopyrite, and pyrrotite. Sulfides are usually much less than 3%. Visible gold is locally present. Native gold has a tendency to be associated with galena as opposed to other sulfides. Minor silver-rich electrum is present. Liberated gold particles range from 22 to 450 microns. Ore grades range from 1 to 7 opt Au and are typically 1 to 3 opt Au. High-grade pockets of ore comprised of tens’ of ozs gold have been encountered. Silver is not an important credit. Historically, ore has been produced from over a vertical distance of 1500 ft. Individual ore shoots are highly variable and may pinch out horizontally in short distances. Shoots are reported from 25 ft to 100+ ft wide and may extend downward over 350 ft. Reliable information on the rake of gold mineralization is not available. Auriferous clay fault gouge containing greater than 1 opt Au has been reported mined from old workings.

Exploration and Mining History

More than 7 million ozs gold have been recovered from gold-quartz fissure veins and placer deposits in the Klamath Mountains province of California-Oregon. The first discovery of placer gold in the Knownothing district was made in 1850. Gold-quartz veins were later discovered in the Knownothing Creek drainage in the 1860’s with production underway by the 1870’s. Principal mines include the Gilta, Knownothing, and Star Hansen. Combined production from these mines was 60,430 ozs gold of which the Gilta mine produced 83%. Gold production extended into the 1930’s and minor work occurred in the late 1970’s and early 1980’s. In 1986, lode claims were staked covering the old “Coldwater” mine workings in the Granite Gulch drainage, east of the Gilta mine. These workings have since been reconditioned and developed into what is now the Discovery Day mine.

Various owners have controlled the Discovery Day Gold Property. From 1986 to 2004, the property was controlled and operated by Wazco Inc., Heritage Mines Ltd., and Lovelock79.com. During this time, 1900 ft of underground development was completed with a reported 3,000 ozs gold produced. In 1996, 195 tons of ore was reportedly processed that averaged 12.06 opt Au, including 43 tons or ore containing 37.4 opt Au. A soil survey was conducted during this period in the vicinity of the Discovery Day mine. From 2004 to 2005, Discovery Day LLC controlled the property and reconditioned the mine and improved surface facilities. Discovery Day LLC entered into an installment purchase option with Merendon Mining (NV) Inc. in 2005. Merendon occupied the property and renovated the main camp area and upgraded the mine ventilation and water systems. Various underground mine developments were completed. No significant gold production was recorded. Seven surface core holes and five underground core holes were drilled. In 2008, Merendon defaulted on their purchase option and the property reverted back to Discovery Day LLC. Discovery Day LLC sold the mine and assets to Trinity Alps Resources, Inc., a Nevada corporation, on July 24, 2009.

Drilling and Sampling

The only drill holes on the property are seven surface core holes (2,255 ft) and five underground drill holes (578 ft) drilled by Merendon Mining in 2005 and 2006. Surface drilling was conducted largely in front of the Discovery Day mine portal. Underground drilling focused on the Discovery Day vein on lower (haulage) level. Drill hole information is poor. One underground hole encountered significant gold mineralization where it penetrated the Discovery Day vein approximately 100 ft below the lower (haulage) level. The intercept is 3 ft grading 0.315 opt Au (not true thickness). No drilling has been conducted on the Gilta, Knownothing, and Hansen vein systems.

Hundreds of samples have been collected from the upper and lower levels of the Discovery Day mine and assay results are plotted on various maps. A soil sampling program was conducted in 1996 resulting in various gold-in-soil anomalies. Jeffrey L. Wilson, P. Geol., conducted verification of sampling in 2003 and 2009 with significant gold results. No quality control and assurance program has been utilized in regard to the mill site laboratory and past drill assays.

Metallurgical Testing

Gravity and flotation tests were conducted by McClelland Laboratories, Inc. in 1998 on two bulk samples from the lower and upper levels of the Discovery Day mine. The two bulk samples contained 2.334 opt Au and 0.314 opt Au, respectively. Tests on P80100 material had marginal results. Results from combined gravity and flotation tests on P80200 material had combined gold recoveries of 98.0% and 94.4%.

The Discovery Day mill presently operates with only a gravity circuit consisting of a ball mill, Deister Triple Deck 999 concentrating tables and a single-deck Deister cleaner table. Free gold recoveries are estimated at 70 to 80%. Gold recovery from sulfide concentrates is unknown.

Summary and Conclusions

Trinity Alps Resources, Inc. controls nearly the entire Knownothing gold district with no significant competitors. The property encompasses historic gold mines to include the Gilta, Knownothing, and Hansen mines. None of these old mines have been drilled. Most recently, the Discovery Day mine has been developed with modest production. Within the district, high-grade gold ore has been produced over a vertical distance of 1500 ft. Potential exists for 40 to 50 ore shoots per vein system with ore grading 1+ opt Au and local high-grade pockets containing 10 to 30+ opt Au. Additional parallel veins are highly probable. High-grade gold is exposed in the underground workings of the Discovery Day mine. This mineralization has not been drilled systematically. The Hansen mine has never been drilled and offers an attractive target immediately adjacent to the mill. Development of drill targets will require detail geologic mapping, sampling, and surveying of key mine workings. With adequate mill feed, the Discovery Day Gold Property has the milling capacity to produce25,000 opy gold.

The Natchez Pass Gold Property (a.k.a the “Nick” Mine)

On August 31, 2012, our company entered into a partial purchase option agreement with Natchez Pass LLC, as amended on September 27, 2012, to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada formerly known as the “Nick” mine.

The property is located in the Sierra Mining District within the Humboldt River Basin in northern Nevada . The geographical area is renowned for rich placer deposits. The 660 acre claim block is unpatented, located on BLM land, and consists of 25 lode claims and 8 placer claims. A unique and significant geologic characteristic of this mining property is that it contains both auriferous gravel channels (placer gold) as well as quartz anomalies with high grade ore shoots. However, very little substantiated geological information on the property is currently in hand.

Existing surface improvements on the property include a two acre millsite area with a fully equipped 250-400 yard per hour placer recovery circuit, 50,000 gallon water storage tank, three recirculation ponds, and a tool/parts inventory storage shed. The site has a good access road as well as on site work roads. Also on-site is a 1000 square foot, two bedroom house in good condition ideally suited for housing a security person,  mine office, communications center and operations headquarters.

In addition to the surface placer development, subsurface lode development on the property is evidenced by at least 7 known adits. The full extent of the underground workings is unknown at this time as there is no known data on the location and length of all of the drifts. A survey and mapping program of the two main drifts was recently completed by Natchez Pass. Grab samples from some of the previously mined stopes have assayed in excess of 13 ounces per ton.

Natchez Pass ideally fits into our corporate strategy as it is fully permitted for placer production with the existing facilities facilitating a near term production placer mining operation. The mine was in placer operations as recently as 2010. The re-commencement of operations will require minimal repairs to the placer mill onsite, the purchase or lease of dirt moving equipment, and a new reclamation bond to replace the existing one posted with the BLM.  The company is in the process of completing its due diligence and designing a testing program to better define the potential resource base.

Natchez Pass Plan of Operation

Pursuant to the terms of the amended partial purchase option agreement, our company intends to conduct its physical, on-site due diligence through Valley Excavating LLC, a Virginia domestic limited-liability company, that is in the business of providing excavation and related services on a contract basis.

Pending a successful outcome of the due diligence including a planned testing program, the mine will commence placer mining as soon as possible. The steps involved are as follows:

1.     Consolidation and renewal of all existing operating permits under new operator and replace existing $165,000 reclamation bond.

2.     Obtain all necessary insurances required to cover activities during this phase of the operation.

3.     Obtain MSHA clearance and miner training.

4.     Completion of site prep work to include building a fuel storage area, establishing utilities and communications, cleaning settlement ponds, and putting the water delivery system and storage tank on-line.  Mill rehab work will include installing a new generator, wiring, motors and switches as well as a final concentrate recovery circuit.

5.     A permit for the drilling of an on-site water well is being submitted and a well will be drilled upon approval to eliminate the need for the trucking of water to the site.

6.     All dirt moving equipment for operations will be either purchased or leased and moved to the site.

7.     Once the mill is operational, a crew is hired and trained, the site prep completed, and all equipment is on-site, the actual mining can commence. Two areas have been identified as initial mining targets based on surface reconnaissance. Additional testing and exploration will be in process concurrently with the mining efforts to provide geologic guidance for continued mining efforts.

Dos Naciones Property, Mexico

We own a 50% undivided interest in the Dos Naciones Property and have the option to acquire an additional 20% pursuant to the terms of our option agreement, as amended June 25, 2010 and October 21, 2010, with Yale Resources Ltd. The mineral concession that forms the Dos Naciones Property was staked by Minera Alta Vista, S.A. de C.V. (Minera Alta Vista), a Mexican company that is a subsidiary of Yale Resources Ltd. Mineral concession Dos Naciones, number 230649, was registered September 28, 2007 and expires September 27, 2057. The concession is registered by the Government of Mexico in Book 366 Page 155 Act 309. This exploration concession covers an area of 2930.8269 ha, and is currently registered in the name of Minera Alta Vista, S.A. de C.V. Title to the concession is currently held in the name of Minera Alta Vista, upon exercise of the option by our company, title to 70% of the concession will be transferred to our wholly owned Mexican subsidiary, Minera Plata Del Toro S.A. de C.V.  The Dos Naciones mineral concession lies within the municipalities of Opodepe and Cucurpe, Sonora. Payments of 40,394.68 pesos are paid every semester, i.e., twice per year, to the Government of Mexico in order to maintain the rights to the mineral concession. This amount increases every two years. Our joint venture partner Yale Resources Ltd. has spent approximately $100,000 on property exploration to date.

Technical Report

We received a technical report dated March 25, 2009 from consulting geologist David J. Pawliuk, P. Geo, with respect to the Dos Naciones Property. Pursuant to the report, Mr. Pawliuk recommended a three phase exploration program on the Dos Naciones Property to explore potential mineralization on the property. The report found that Dos Naciones Property hosts different styles of metallic mineralization and that economic concentrations of silver and lead occur in quartz veins at both the Josefina and the Dos Naciones occurrence areas within the property.

The report also concluded that there were extensive areas of skarn occurring within the Dos Naciones Property at the La Espanola area, and at the Dos Naciones occurrence area. These skarns contain potentially economic concentrations of copper, silver and gold. Skarns often form around the periphery of porphyry copper mineralizing systems. Lead and silver-bearing quartz veining occurs along a fault zone that strikes 130 degrees and dips 55 degrees to the northeast at the east side of the Dos Naciones occurrence area; this veining is approximately parallel to the mineralized quartz veins at Josefina. The report further concluded that the geological setting of the Dos Naciones Property area is favorable for bulk-tonnage porphyry copper deposits.

The report recommended a three phase exploration program on the Dos Naciones Property at an aggregate estimated cost of $450,000. The first phase of our exploration program consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July 2010, our operator on the Dos Naciones Property engaged geological consultants to conduct mapping and sampling on the property. In October 2011, we commenced the second phase of our exploration program with a planned 300 meter 3-hole diamond drilling program. The drilling was successful in confirming the high potential for multiple at-surface skarn targets. Drilling in the strongly altered and fractured ground proved very difficult and each of the three holes was terminated before reaching the target depth due to technical reasons. The table below summarizes the results received:

Drill Hole	From	To	Interval	Cu (%)	Au (g/t)	Ag (g/t)
D2N-01	0.00	10.50	10.50	1.04	0.08	33.3
D2N-01	29.70	30.45	0.75	0.21	1.50	88.3
D2N-02	Hole lost at 12.0 m
D2N-03	4.50	14.50	10.00	0.76	0.12	9.3
Including:	8.85	9.45	0.60	5.45	0.58	50.7

The results of this second phase of our exploration program warrant the continuation into the third phase of the program. The timing and scale of the next phase of work has yet to be determined but our company is working with Yale to determine how best to advance the exploration at Dos Naciones. Our operations at Dos Naciones are currently on hold, subject to the development of the next drilling program and the availability of funds to proceed.

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

There is a turf airstrip about 850 m long within the northeast corner of the concession area. However, this airstrip has been de-activated by erecting fence posts at intervals along the length of the airstrip, in order to prevent its use. There is an electrical powerline extending north from the village of Cucurpe to the Mina Santa Gertrudis, a former gold-producing mine located about 45 km north of the Dos Naciones Property. Cucurpe is about 20 km northwest of the Dos Naciones Property.

Figure 1 – Location of Dos Naciones Claim

U.S.A.
2 NACIONES
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

La Espanola area is on the eastern side of the Dos Naciones Property. Minera Alta Vista has determined that six drillholes have been completed in the La Espanola area. Anecdotal evidence suggests that these holes were drilled during the 1990’s by Penoles, the largest mining company in Mexico. The results of this drilling are currently being located as they have not been available to date.

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

In October 2010, fieldwork completed by our company was successful in identifying multiple new exposures of veins as well as a historic working that was previously unknown. The Josefina target now consists of a series of at least six sub-parallel veins with the core of the silver/lead system having been traced along surface for approximately 600 meters along strike and over 250 meters wide. Highlights from the 38 samples submitted are channel chip samples from the interior of the Josefina working returning 129g/t Ag with 5.23% Pb over 1.0 meters and 105g/t Ag with 4.21% Pb over 0.50 meters.

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

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “DTOR.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on July 12, 2007. Our trading symbol is “DTOR”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2012	0.12	0.07
July 31, 2012	0.15	0.03
April 30, 2012	0.10	0.05
January 31, 2012	0.15	0.05
October 31, 2011	$0.06	$0.02
July 31, 2011	$0.10	$0.06
April 30, 2011	$0.20	$0.07
January 31, 2011	$0.20	$0.12
October 31, 2010	$0.28	$0.17

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor. New York, New York, 10004; telephone number (212) 509-4000; facsimile number (212) 616-7615

As of October 31, 2012, there were 55 holders of record of our common stock. As of such date, 17,452,240 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2012.

On October 31, 2012, we issued an aggregate of 1,250,000 common shares of our capital stock pursuant to the terms of consulting agreements dated September 1, 2012 with Greg Painter, an officer and director of our company and with Patrick Fagen, an officer and director of our company. We issued 750,000 common shares to Mr. Painter and 500,000 common shares to Mr. Fagen at a deemed value of $0.08 per share. All of these shares were issued pursuant to an exemption from registration requirements under Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

On August 29, 2012 our directors approved the adoption of our 2012 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Awards under our 2012 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	2,000,000	$0.145	2,000,000
Total	2,000,000	$0.145	2,000,000

Includes 2,000,000 stock options issued on September 12, 2012.

Convertible Securities

As of October 31, 2012, we had outstanding options to purchase 2,000,000 shares of our common stock. Of the 2,000,000 options, 575,000 are exercisable at $0.10; 1,065,000 are exercisable at $0.15 and 360,000 are exercisable at $0.20, all for a period of five years through September 12, 2017.

On May 26, 2012, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company, for the sum of $10,000, which was advanced to our company on January 9, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates at the conversion price of price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.

On July 16, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $50,000, which was advanced to our company on July 16, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.08 per share. The loan shall bear interest at a rate of 8% per annum.

On August 30, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $100,000, which was advanced to our company on August 30, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On September 21, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $15,000, which was advanced to our company on September 21, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On October 10, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc.  Under the terms of the securities purchase agreement we issued an 8% convertible note in the aggregate principal amount of $51,500, which note matures on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012. Our company has the right to prepay the note within 60 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012.

On December 11, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company for the sum of $40,000, which was advanced to our company on December 11, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended October 31, 2012.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2012 and October 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our plan of operation is to carry out exploration work on our Dos Naciones Property, and if warranted on the Discovery Day Property and Natchez Pass,  in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not any of the properties that we hold an interest in contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

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

The three phase exploration program on the Dos Naciones Property carries an aggregate estimated cost of $450,000. The first phase of our exploration program was completed during the quarter ended October 31, 2010 and consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July 2010 our company’s operator on the Dos Naciones Property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September 2011, and received the drill results reported previously herein The results of this second phase of our exploration program warrant the continuation into the third phase of the program, subject to available funds. The timing and scale of the next phase of work has yet to be determined but the company is working with Yale to determine how best to advance the exploration at Dos Naciones. A detailed breakdown of the proposed budget and work exploration program is as follows:

Estimated Dos Naciones Work Program Costs

Phase One

Detailed geological mapping, stripping and trenching	Cost
1 Geologist for 50 days @ $300 per day:	$15,000
3 Field Assistants for 50 days @ $100 per day:	$15,000
Food and accommodation @ $30 per man-day:	$6,000
Field supplies:	$1,000
Vehicle rental, fuel and maintenance:	$5,000
Analytical costs: 300 samples @ $30 per sample:	$9,000
Total geological mapping, stripping and trenching:	$51,000
Report preparation
For reporting on all of the above work, including drafting:	$2,500

Subtotal Phase One:	$53,500

Phase Two

IP surveying in area of aeromagnetic low
15 days of surveying along cut grid lines with pickets at 25 m intervals (slope distance) at an all-inclusive cost	$30,000
Diamond drilling to test mineralized vein structures at Josefina
500 meters at an all-inclusive (drilled, logged, split, sampled, water haul) cost of $180 per meter:	$90,000
Diamond drilling to test mineralized vein structures at Dos Naciones
300 meters at an all-inclusive (drilled, logged, split, sampled, water haul) cost of $180 per meter:	$54,000

Subtotal Phase Two:	$174,000

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

In addition to the above noted program for the Dos Naciones work program, we may proceed with the plan of operation for the Discovery Day Property and the Natchez Pass, as described herein under Item 2 – Properties. At this time, such plans are preliminary in nature and remain subject to additional due diligence and financing.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months in the event that we elect to proceed with the Dos Naciones property:

Expense Item	Cost

Expenditures on the Dos Naciones Property in accordance with the terms of our Option Agreement with Yale Resources Ltd.	$150,000
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	$60,000
General and administrative expenses	$25,000
Total:	$235,000

In addition to the above expense items, if we elect to proceed with the Discovery Day Property and the Natchez Pass Property, we shall incur additional costs.

In the event we proceed with Discovery Day, we must make an initial payment of $25,000 and, in addition to assuming the promissory note portion of the purchase price for $4,500,000, within thirty six (36) months from closing of the acquisition we will be required to spend at least $1,500,000 to further explore, develop and/or operate the property.

If we elect to proceed with Natchez Pass to acquire up to a 67.5% interest, over a five year period our company is required to make aggregate cash payments of $4,005,000, consisting of payments to Natchez Pass, certain repayments on behalf of the Natchez Pass and certain amounts for the work program on the property.  The initial payment comprised of a $25,000 payment on the effective date of the agreement, and then in order to acquire the initial 20% interest, a payment of $500,000, which amounts do not include exploration expenditures that may also be incurred.

As of October 31, 2012 we had cash of $14,590.

Based on the above estimate of $235,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. Note that this amount does not include any funds that may be required under the terms of our agreements regarding Natchez Pass or the Discovery Day Property.  We plan to rely on the equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2012 and 2011 which are included herein.

Our operating results for the years ended October 31, 2012 and 2011 are summarized as follows:

	Years Ended October 31,
	2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		734,977		154,083
Other Expenses		30,533		89,680
Net Loss		765,510		243,763

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the years ended October 31, 2012 and 2011 are outlined in the table below:

	Years ended October 31,
	2012	2011
Amortization	$ Nil	$536
Consulting	381,614	16,059
Foreign exchange loss (gain)	313	1,987
General and administrative	65,739	33,449
Mineral property expense	190,766	20,000
Professional fees	96,545	80,214
Write-down of property and equipment	Nil	1,838
Accretion on discount of convertible debt	Nil	55,000
Interest expense	9,726	7,535
Loss on change in fair value of derivatives	Nil	14,962
Loss on settlement of debt	20,807	12,183
Total	$765,510	$243,763

General and Administrative

The $580,894 increase in our expenses for year ended October 31, 2012 compared to October 31, 2011 was primarily due to increases in mineral property expenses, consulting fees and professional fees.

Interest Expenses

Our interest expenses increased by $2,191 during the year ended October 31, 2012 primarily due to an increase in principal amounts outstanding.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $16,331 during the year ended October 31, 2011 primarily due increased costs in our audit and legal work.

Consulting Expenses

Our consulting expenses increased by $365,555 during year ended October 31, 2012 due to increased management and consulting expenses during the year.

Liquidity and Capital Resources

Working Capital

	As at October 31, 2012	As at October 31, 2011	Percentage Increase / (Decrease)
Current Assets	$18,343	$46,637	(60.7)%
Current Liabilities	$549,097	$50,549	986%
Working Capital	$(530,754)	$(3,912)	13,467%

Cash Flows

	Year Ended October 31, 2012	Year Ended October 31, 2011	Percentage Increase / (Decrease)
Cash used in Operating Activities	$(76,017)	$(181,420)	(58)%
Cash provided by Financing Activities	$66,519	$122,701	(45.8)%
Net Increase (Decrease) in Cash	$(9,498)	$(58,719)	83.8%

We anticipate that we will incur approximately $235,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of October 31, 2012 we had cash of $14,590. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $76,017 during the year ended October 31, 2012 and $181,420 during the year ended October 31, 2011. The decrease in cash used for operating activities was attributed primarily to more prepaid expenses and payments of accounts payable in 2011 versus minimal prepaid expenses and an increase in accounts payable in 2012.

Cash from Investing Activities

We generated cash of $Nil in investing activities during the years ended October 31, 2012 and 2011.

Cash from Financing Activities

We generated cash of $66,519 from financing activities during the year ended October 31, 2012 compared to cash of $122,701 generated from financing activities during the year ended October 31, 2011. The decrease in cash received from financing activities was primarily attributed to a decrease in proceeds from the issuance of common shares.

Disclosure of Outstanding Share Data

As of the date of this annual report, we have 17,452,240 shares of common stock issued. We have 2,000,000 options to acquire additional shares of common stock of which 575,000 are exercisable at $0.10 per share, 1,065,000 are exercisable at $0.15 per share and 360,000 are exercisable at $0.20 per share. We do not have shares of any other class issued and outstanding as at the date of this report.

On May 26, 2012, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Painter agreed to loan our company the sum of $10,000, which was advanced to our company on January 9, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Painter may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company at the price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Fagen agreed to loan our company the sum of $94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum.

On July 16, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of $50,000, which was advanced to our company on July 16, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of $0.08 per share. The loan shall bear interest at a rate of 8% per annum.

On August 30, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of $100,000, which was advanced to our company on August 30, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On September 21, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of $15,000, which was advanced to our company on September 21, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

We entered into a securities purchase agreement with Asher Enterprises, Inc. dated October 10, 2012. Under the terms of the securities purchase agreement we issued an 8% convertible note, in the aggregate principal amount of $51,500, which note matures on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 60 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012, the closing date of the transaction.

On December 11, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company.  Under the terms of the convertible loan agreement, Mr. Fagen has agreed to loan our company the sum of $40,000, which was advanced to our company on December 11, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide our company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our company, at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2012, our company has accumulated losses of $1,837,479 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Equity Compensation

Other than our 2012 Stock Option Plan adopted by or board of directors on August 29, 2012, under which we are able to issue up to 5,000,000 stock options, we do not have any equity compensation plans or arrangements.

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

Consolidation

These consolidated financial statements include the accounts of our company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires our company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  As of October 31, 2012 and 2011, our company had no asset retirement obligations.

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

Item 8.          Financial Statements and Supplementary Data

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Del Toro Silver Corp.

We have audited the accompanying consolidated balance sheet of Del Toro Silver Corp. (an Exploration Stage Company) as of October 31, 2012, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended and from inception (January 9, 2006) to date. Del Toro Silver Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Del Toro Silver Corp. as at October 31, 2011 and for the year then ended and accumulated from inception (January 9, 2006) to October 31, 2011 were audited by other auditors whose report dated February 10, 2012 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from inception (January 9, 2006) to October 31, 2011 reflect a net loss of $1,071,969 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Toro Silver Corp. as of October 31, 2012, and the results of its operations and its cash flows for the year ended October 31, 2012 and from inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of exploration activities. These factors and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Excelsis Accounting Group Reno, Nevada February 12, 2013

1495 Ridgeview Drive, Ste. 200, Reno, Nevada 89519
Tel: 775.332.4200 · Fax: 775.332.4210
www.excelsisaccounting.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Toro Silver Corp. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Del Toro Silver Corp. (An Exploration Stage Company) as of October 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from January 9, 2006 (date of inception) to October 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Del Toro Silver Corp. as at October 31, 2010 and for the year then ended and accumulated from January 9, 2006 (date of inception) to October 31, 2010 were audited by other auditors whose report dated February 7, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from January 9, 2006 (date of inception) to October 31, 2010 reflect a net loss of $828,206 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

February 10, 2012

DEL TORO SILVER CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2012 AND OCTOBER 31, 2011

	October 31, 2012	October 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$14,590	$24,088
Amounts receivable	-	616
Prepaid expenses	3,753	21,933
TOTAL CURRENT ASSETS	18,343	46,637
TOTAL ASSETS	$18,343	$46,637
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,804	$50,349
Convertible debenture	51,500	-
Shareholder convertible loan	421,763	-
Due to related party	59,030	200
TOTAL CURRENT LIABILITIES	549,097	50,549
TOTAL LIABILITIES	549,097	50,549
STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 17,452,240 (2011 - 15,462,240) shares	17,452	15,462
Additional paid-in capital	1,289,273	1,052,595
Deficit accumulated during exploration stage	(1,837,479)	(1,071,969)
TOTAL STOCKHOLDERS' DEFICIT	(530,754)	(3,912)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$18,343	$46,637

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE DATE OF INCEPTION TO OCTOBER 31, 2012

	Year Ended October 31, 2012	Year Ended October 31, 2011	Accumulated Amounts from Inception to October 31, 2012
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$536	$2,692
Consulting fee	381,614	16,059	678,568
Foreign exchange (gain) loss	313	1,987	(2,224)
General and administrative	65,739	33,449	158,968
Mineral property exploration costs	190,766	20,000	443,859
Professional fees	96,545	80,214	433,565
Write-down of property and equipment	-	1,838	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	734,977	154,083	1,717,266
OTHER EXPENSES:			-
Accretion of discount on convertible debt	-	(55,000)	(55,000)
Interest expense	(9,726)	(7,535)	(17,261)
Loss on change in fair value of derivative liability	-	(14,962)	(14,962)
Gain/(Loss) on settlement of debt	(20,807)	(12,183)	(32,990)
TOTAL OTHER EXPENSES	(30,533)	(89,680)	(120,213)
NET LOSS	$(765,510)	$(243,763)	$(1,837,479)
Basic and diluted net loss per common share	$(0.05)	$(0.02)
Weighted average number of basic and diluted common shares outstanding	$15,806,487	$13,991,709

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FROM INCEPTION
JANUARY 9, 2006 TO OCTOBER 31, 2012

	Common Shares		Additional	Share Subscriptions	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Received in Advance	Exploration Stage	Stockholders' Equity (Deficit)

Balance January 9, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	8,750,000	8,750	114,750	-	-	123,500
Net loss for the period	-	-	-	-	(22,176)	(22,176)
Balance October 31, 2006	8,750,000	8,750	114,750	-	(22,176)	101,324
Issuance of common stock for mineral property	10,000	10	2,190	-	-	2,200
Net loss for the period	-	-	-	-	(69,538)	(69,538)
Balance October 31, 2007	8,760,000	8,760	116,940	-	(91,714)	33,986
Issuance of common stock for mineral property	20,000	20	9,740	-	-	9,760
Net loss for the period	-	-	-	-	(86,666)	(86,666)
Balance October 31, 2008	8,780,000	8,780	126,680	-	(178,380)	(42,920)
Issuance of common stock for cash	1,055,135	1,055	157,215	-	-	158,270
Net loss for the period	-	-	-	-	(135,825)	(135,825)
Balance October 31, 2009	9,835,135	9,835	283,895	-	(314,205)	(20,475)
Issuance of common stock for mineral property	600,000	600	129,900	-	-	130,500
Issuance of common stock for consulting service	100,000	100	20,900	-	-	21,000
Fair value of stock options granted	-	-	245,710	-	-	245,710
Share subscriptions received in advance	-	-	-	109,950	-	109,950
Net loss for the year	-	-	-	-	(514,001)	(514,001)
Balance October 31, 2010	10,535,135	10,535	680,405	109,950	(828,206)	(27,316)
Issuance of common stock for cash	3,875,000	3,875	270,524	(109,950)	-	164,449
Issuance of common stock to settle debt	237,500	237	14,013	-	-	14,250
Issuance of common stock for conversion of debt debenture	814,605	815	34,185	-	-	35,000
Share issuance costs	-	-	(16,494)	-	-	(16,494)
Fair value of beneficial conversion feature recorded upon conversion of debenture	-	-	69,962	-	-	69,962
Net loss for the period	-	-	-	-	(243,763)	(243,763)
Balance October 31, 2011	15,462,240	$15,462	$1,052,595	$-	$(1,071,969)	$(3,912)
Issuance of common stock for consulting service	1,590,000	1,590	132,410	-	-	134,000
Issuance of common stock for mineral property exploration costs	400,000	400	33,600			34,000
Share issuance costs	-	-	(2,946)	-	-	(2,946)
Fair value of stock options granted	-	-	73,614	-	-	73,614
Net loss for the period	-	-	-	-	(765,510)	(765,510)
Balance October 31, 2012	$17,452,240	$17,452	$1,289,273	$-	$(1,837,479)	$(530,754)

(The accompanying notes are an integral part of these consolidated financial statements)

DEL TORO SILVER CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31 , 2012 AND 2011 AND FOR THE DATE OF INCEPTION
TO OCTOBER 31, 2012

	Year Ended October 31, 2012	Year Ended October 31, 2011	Accumulated Amounts from Inception to October 31, 2012
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(765,510)	$(243,763)	$(1,837,479)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	55,000	55,000
Amortization	-	536	2,692
Loss on change in fair value of derivative liability	-	14,962	14,962
Loss on settlement of debt	-	12,183	12,183
Shareholder debt issued for consulting service	421,763	-	421,763
Shares issued for mineral property exploration costs	34,000	-	176,460
Shares issued to settle debt	-	14,060	14,060
Shares issued for consulting service	134,000	-	134,000
Share-based compensation	73,614	-	340,324
Write-down of property and equipment	-	1,838	1,838
Changes in operating assets and liabilities:
Receivables	616	7,695	-
Prepaid expenses	18,180	(21,933)	(3,753)
Accounts payable and accrued liabilities	7,320	(21,998)	58,676
CASH USED FOR OPERATING ACTIVITIES	(76,017)	(181,420)	(609,274)
INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)
FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	(2,946)	157,159	536,729
Proceeds from issuance of convertible debenture	91,500	-	146,500
Proceeds from (paid to) related parties	17,965	(1,458)	18,165
Repayment of convertible debenture	(40,000)	(33,000)	(73,000)
CASH PROVIDED BY FINANCING ACTIVITIES	66,519	122,701	628,394
NET INCREASE (DECREASE) IN CASH	(9,498)	(58,719)	14,590
CASH, BEGINNING OF PERIOD	24,088	82,807	-
CASH, END OF PERIOD	$14,590	$24,088	$14,590
NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$35,000	$35,000
Shares issued to settle debt	$-	$14,250	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$9,726	$5,757	$15,861
Income taxes paid	$-	$-	$-

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  As of October 31, 2012, the Company has not earned any revenue, has a working capital deficit of $530,754, and an accumulated deficit of $1,837,479.  The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.  The Company’s fiscal year end is October 31.

Consolidation - These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Use of Estimates - The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, convertible debt, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Long-Lived Asset – In accordance with ASC 360 “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations – The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  As of October 31, 2012 and 2011, the Company had no asset retirement obligations.

Due to Related Parties – Due to related parties consist principally of amounts due to officers and directors of the Company, with respect to expenditures paid by officers and directors on behalf of the Company.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

As of October 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2008 to 2011. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

Loss per Share - The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has 8,971,901 and 3,000,000 potentially dilutive common shares at October 31, 2012 and 2011, respectively.

Foreign Currency Translation – The functional and reporting currency of the Company is the United States dollar.  Occasional transactions may occur in a foreign currency and the Company has adopted ASC 740, “Foreign Currency Translation Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments and Fair Value Measures – ACS 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Comprehensive Loss – ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2012 and 2011, the Company had no items that represent comprehensive income or loss.

Stock Based Compensation - The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 3 – MINERAL PROPERTIES

Dos Naciones

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Dos Naciones Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico.  Under the terms of the Dos Naciones Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

•	Issuance of 150,000 common shares on or before January 25, 2010 (issued);
•	Issuance of 200,000 common shares on or before July 7, 2010 (issued);
•	Issuance of 250,000 common shares on or before October 21, 2010 (issued);
•	Issuance of 200,000 common shares on or before July 9, 2012 (issued);
•	Issuance of 200,000 common shares on or before September 15, 2012 (issued); and
•	Incur exploration expenditures of Cdn $800,000 on or before July 7, 2013.

If the Company exercises the option, the Company will be deemed to enter into a joint venture agreement in accordance with the terms of the Dos Naciones Agreement.

During the year ended October 31, 2012, the Company incurred $106,371 in mineral properties costs on the property.

Natchez Pass

On August 31, 2012 and as amended on September 27, 2012 the Company entered into a partial purchase option agreement with Natchez Pass, LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada (the “Property). In order to earn the option, over a five year period the Company is required to make an aggregate cash payment of $4,001,000 to, or on behalf of, Natchez Pass LLC and certain amounts for the work program on the Property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass, LLC.

If the Company fully exercises the option, the Company has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. As of October 31, 2012 the Company was conducting due diligence and had not exercised the option.

During the year ended October 31, 2012, the Company incurred $82,913 in mineral properties costs on the property.

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

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

Year Ended October 31, 2012

•	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000 less the share issuance costs of $2,928.
•	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.
•	On July 9, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $16,000 to mineral property costs.
•	On September 14, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $18,000 to mineral property costs.
•	On October 31, 2012 the Company issued 1,250,000 common shares as part of the agreement described in Note 7 for consulting services of $100,000.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2010	1,055,135	0.30
Issued	2,000,000	0.25
Expired	(1,055,135)	(0.30)
Balance, October 31, 2012 and October 31, 2011	2,000,000	0.25

As of October 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Remaining contractual life (years)
2,000,000	0.25	December 6, 2012	0.1

NOTE 6 – STOCK OPTIONS

On September 7, 2010, the Company adopted a stock option plan (“2010 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 5,000,000 common shares.  This stock option plan expired on September 7, 2012.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 6 – STOCK OPTIONS – (CONTINUED)

The following table summarizes the continuity of the Company’s 2010 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2010	1,500,000	0.10
Expired	(500,000)	(0.10)
Outstanding and exercisable, October 31, 2011	1,000,000	0.10
Expired	(1,000,000)	(0.10)
Outstanding, October 31, 2012	-	-

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of October 31, 2012, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2011	-	-
Granted	2,000,000	0.145
Outstanding and exercisable, October 31, 2012	2,000,000	0.145	4.87

The Company’s options vest at different periods.  As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of October 31, 2012, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life
575,000.010		9/12/2012	9/12/2017	5 years
505,000	0.15	3/12/2013	9/12/2017	4.5 years
560,000	0.15	9/12/2013	9/12/2017	4 years
360,000	0.20	3/12/2014	9/12/2017	3.5 years
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012.  For the year ended October 31, 2012, the Company recognized $73,614 (2011 - $-0- ) as compensation cost.  The remaining $105,400 compensation cost will be recognized over the next two years at the rate of $97,595 and $7,805 for the years ending October 31, 2013 and 2014, respectively. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into various convertible loan agreements with officers and directors. The principal amount of the loans plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date of each loan. The officers and directors may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of each loan plus accrued interest as of that date into shares of the Company.

On September 1, 2012 the Company entered into consulting agreements with officers and directors. Under the terms of the agreement compensation for the provision of services for the 14 months prior to the effective date shall be $125,000 and the issuance of 1,250,000 shares of common stock of the Company. The cash portion plus any accrued and unpaid interest shall be due and payable in one full year from the date of the agreement. The officers and directors may provide the Company with written notice of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $0.10 per share. The loan shall bear interest at a rate of 5% per annum.  The balance of the loan and accrued interest as of October 31, 2012 was $126,045.

Additionally, compensation for entering into the agreements shall be $17,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at a rate of 5% per annum. The officers and directors may provide the Company with written notice of conversion of all accrued and unpaid compensation including interest, payable in common shares of the company based on the price of 80% of the average closing prices for the five trading days prior to the end of the one year term. The balance of the accrued compensation and interest as of October 31, 2012 was $34,072. Total consulting fees incurred with related parties for the years ended October 31, 2012 and 2011 were $259,000 and $15,000, respectively.

Additional information on these agreements as of October 31, 2012 is as follows:

Loan Agreement	Loan Balance including Accrued Interest
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 10/31/12 was $687.	$93,946
On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 10/31/12 was $1,184	51,184
On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/12 was $1,381.	101,381
On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/12 was $1,045.	126,045
On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 10/31/12 was $72.	34,072
On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/12 was $135.	15,135
$421,763

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 7 – RELATED PARTY TRANSACTIONS – (CONTINUED)

The Company is in debt to officers and directors of the Company for an additional $18,165 and $200 as of October 31, 2012 and 2011, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

NOTE 8 – CONVERTIBLE DEBENTURE

On February 29, 2012, the Company issued a convertible debenture with a non-related party for $40,000.  Under the terms of the debenture, the amount is unsecured, with a stated interest rate of 8% per annum, and is due on or before December 2, 2012.  Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof.  The debenture is convertible into common shares of the Company commencing August 27, 2012 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date.  The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. Conversion did not occur as payment in full was made on August 31, 2012, which included the remittance of interest and optional prepayment amounts.

On October 10, 2012 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 15, 2013.  Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof.  The debenture is convertible into common shares of the Company commencing April 8, 2013 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date.  The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 8, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest.

NOTE 9 – DERIVATIVE LIABILITY

During the year ended October 31, 2011, the Company recorded a loss on the change in fair value of the derivative liability of $14,962.  The Company used the Black-Scholes option pricing model to calculate the fair value of the derivative liability, if any, using the following weighted average assumptions as of the balance sheet date:

2011
Risk-free interest rate	1.30%
Expected life (in years)	0.26
Expected volatility	205%
Expected dividend yield	-

NOTE 10 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012.  Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months.  As of October 31, 2012 40,000 shares have been issued relative to this agreement.  At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

NOTE 11 – INCOME TAXES

The Company has net operating losses carried forward of $968,300 available to offset taxable income in future years which expire beginning in fiscal 2028.

The Company is subject to the United States federal and state income taxes at an approximate rate of 34%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
Net loss before income taxes per financial statements	$(765,510)	$(243,764)
Income tax rate	34%	34%
Income tax recovery	(260,273)	(82,879)
Permanent differences and other	(629)	57,843
Change in valuation allowance	260,902	25,036
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as of October 31, 2012 and 2011 are as follows:

	2012	2011
Mineral property costs	$150,912	$86,052
Stock based compensation	25,029	0
Net operating losses carried forward	329,222	214,676
Share issuance costs	6,610	5,608
Valuation allowance	(511,773)	(306,336)
Net deferred income tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On December 11, 2012, the Company entered into a convertible loan agreement for $40,000 with an officer and director of the Company.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date of the loan. The officer and director may provide the Company with written notice of conversion at any time to exercise his right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company at the price of $.10 per share.  The loan shall bear interest at 8%.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 20, 2012, we formally informed Saturna Group Chartered Accountants, LLP of their dismissal as our company’s independent registered public accounting firm.

The reports of Saturna Group Chartered Accountants, LLP on our company’s consolidated financial statements as of and for the fiscal year ended October 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended October 31, 2011, and through February 20, 2012, there were no disagreements with Saturna Group Chartered Accountants, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Saturna Group Chartered Accountants, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

On February 20, 2012, we engaged Mark Bailey & Company, Ltd. as our new independent registered public accounting firm. During the two most recent fiscal years and through February 20, 2012, our company did not consulted with Mark Bailey & Company, Ltd. regarding any matter that was the subject of a disagreement or a reportable event.  Mark Bailey & Company, Ltd. has subsequently changed its name to Excelsis Accounting Group.

Item 9A.   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Greg Painter	President, Chief Executive Officer, Secretary, Treasurer and Director	64	July 6, 2011
Patrick Fagen	Chief Financial Officer and Director	55	August 24, 2011

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

Mr. Painter has a Masters degree in Education from the Stanford University and a BA in English Literature from Stanford. Mr. Painter also received his General Contractor designation from the State of Nevada. Mr. Painter has been self employed since 1983 in various construction and development businesses.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.     been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.     had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
3.     been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.     been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.     been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.     been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Greg Painter	Nil	Nil	N/A
Patrick Fagen	Nil	Nil	N/A

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

   our principal executive officer;
   our principal financial officer;
   each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012 and 2011; and
   up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Painter(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	60,000 Nil	Nil Nil	Nil Nil	Nil Nil	95,000(5) Nil	155,000 Nil
Patrick Fagen(2) Chief Financial Officer and Director	2012 2011	Nil Nil	Nil Nil	40,000 Nil	Nil Nil	Nil Nil	Nil Nil	64,000(5) Nil	104,000 Nil
Mark McLeary(3) former President, Secretary, Treasurer, Chief Financial Officer and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Ezra Jimenez(4) former Chief Financial Officer and director	2012 2011	N/A $15,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A $15,000

(1)	Greg Painter was appointed president, secretary, treasurer, chief financial officer and as a director on July 6, 2011.
(2)	Patrick Fagen was appointed chief financial officer and as a director on August 24, 2011.
(3)	Mark McLeary resigned as president, secretary, treasurer, chief financial officer and as a director on July 6, 2011.
(4)	Ezra Jimenez resigned as chief financial officer and as a director on August 24, 2011.
(5)	The amount has been recorded in the accounts of our company, but has not been paid.

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

We entered into consulting agreements, effective September 1, 2012, with Greg Painter, for services performed as our company’s president, chief executive officer and Patrick Fagen, for services performed as our company’s chief financial officer.  Mr. Painter and Mr. Fagen are also directors of our company.

Stock Option Plan

On August 29, 2012 our directors approved the adoption of our 2012 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2012 Grants of Plan-Based Awards

On September 12, 2012, Greg Painter was granted an aggregate of 750,000 stock options.  Of these stock options 200,000 have an exercise price of $0.10, 400,000 have an exercise price of $0.15 and 150,000 have an exercise price of $0.20.  All of the 750,000 stock options are exercisable until September 12, 2017.

On September 12, 2012, Patrick Fagen was granted an aggregate of 750,000 stock options.  Of these stock options 200,000 have an exercise price of $0.10, 400,000 have an exercise price of $0.15 and 150,000 have an exercise price of $0.20.  All of the 750,000 stock options are exercisable until September 12, 2017.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Greg Painter (1)	200,000	200,000	-	0.10	September 12, 2017	-	-	-	-
	-	400,000	-	0.15	September 12, 2017	-	-	-	-
	-	150,000	-	0.20	September 12, 2017	-	-	-	-
Patrick Fagen (2)	200,000	200,000	-	0.10	September 12, 2017	-	-	-	-
	-	400,000	-	0.15	September 12, 2017	-	-	-	-
	-	150,000	-	0.20	September 12, 2017	-	-	-	-

(1)       Greg Painter was appointed as a director of our company on July 6, 2011.

(2)       Patrick Fagen was appointed as a director of our company on August 24, 2011.

Option Exercises

During our fiscal year ended October 31, 2012, there were no options exercised by our named officers.

Compensation of Directors

We entered into consulting agreements, effective September 1, 2012, with Greg Painter, for services performed as our company’s president, chief executive officer and Patrick Fagen, for services performed as our company’s chief financial officer.  Mr. Painter and Mr. Fagen are also directors of our company.

Pursuant to the terms of the consulting agreement with Greg Painter, compensation for the provision of services for the 14 months prior to the effective date shall be $75,000 and the issuance of 750,000 shares of common stock of our company.  The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion due after the effective date at the rate of 5% per annum. Until such time as this payment has been made, Greg Painter shall be entitled to convert the cash portion due and any accrued interest into additional shares of our company at the conversion price of $0.10 per share.  The 750,000 common shares were issued to Mr. Painter on October 31, 2012 at a deemed value of $0.08 per share.

Compensation to Greg Painter under the consulting agreement shall be $10,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at the rate of 5% per annum.  At the end of the term of Greg Painter’s consulting agreement, Mr. Painter may elect to have all accrued and unpaid compensation including unpaid interest, payable in common shares of our company based on the price of 80% of the average closing prices for the five trading days prior to the end of the term.  The term of the agreement is until August 31, 2013.

Pursuant to the terms of the consulting agreement with Patrick Fagen, compensation for the provision of services for the 14 months prior to the effective date shall be $50,000 and the issuance of 500,000 shares of common stock of our company.  The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion due after the effective date at the rate of 5% per annum. Until such time as this payment has been made, Patrick Fagen shall be entitled to convert the cash portion due and any accrued interest into additional shares of our company at the conversion price of $0.10 per share.  The 500,000 common shares were issued to Mr. Fagen on October 31, 2012 at a deemed value of $0.08 per share.

Compensation to Patrick Fagen under the consulting agreement shall be $7,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at the rate of 5% per annum.  At the end of the term of Patrick Fagen’s consulting agreement, Mr. Fagen may elect to have all accrued and unpaid compensation including unpaid interest, payable in common shares of our company based on the price of 80% of the average closing prices for the five trading days prior to the end of the term.  The term of the agreement is until August 31, 2013.

On October 31, 2012, our company issued an aggregate of 1,250,000 common shares of its capital stock pursuant to the terms of consulting agreements dated September 1, 2012 with Greg Painter, our company's president, chief executive officer, secretary, treasurer and director and with Patrick Fagen, our company's chief financial officer and director. We issued 750,000 common shares to Mr. Painter and 500,000 common shares to Mr. Fagen at a deemed value of $0.08 per share.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 21, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Greg Painter 2436 Jacks Valley Road Genoa, NV	Common	1,525,000 (2)	8.74%
Patrick Fagen 2229 Tahoe Vista Dr. South Lake Tahoe, CA	Common	2,422,298 (2) (3)	13.88%
Directors and Officers as a group	Common	3,947,298	22.62%
Mark A. McLeary 2200 - 1177 W Hastings St. Vancouver, BC, Canada	Common	4,950,000	28.36%

(1)
Based on 17,452,240 shares of common stock issued and outstanding as of January 21, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to acquire an aggregate of 400,000 shares of common stock by each of Mr. Painter and Mr. Fagen, exercisable within 60 days.
(3)
Includes the following common shares held indirectly by Patrick Fagen:
-     325,000 common shares held in the name of the Patrick Fagen IRA Account; and
-     165,000 common shares held in the name of the Grant Fagen Custodial Account.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.                      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2012 and for fiscal year ended October 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2012 $	October 31, 2011 $
Audit Fees	21,000	19,500
Audit Related Fees	Nil	Nil
Tax Fees	2,500	800
All Other Fees	Nil	Nil
Total	23,500	20,300

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)
3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on August 19, 2009)
(10)	Material Contracts
10.1	Letter of Intent between our company and Yale Resources Ltd. dated February 24, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.2	Amendment to Letter of Intent between our company and Yale Resources Ltd. dated March 11, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 18, 2009)
10.3	Option Agreement between our company and Yale Resources Ltd. dated July 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on July 15, 2009)
10.4	Amendment to Option Agreement between our company and Yale Resources Ltd. dated June 25, 2010 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2010)
10.5	Amendment #2 to Option Agreement between our company and Yale Resources Ltd. dated October 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2010)
10.6	Asset Sale Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
10.7	Joint Operations Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
10.8
Investor Relations and Consulting Agreement between our company and Stock Signal IR and Consulting Group dated January 26, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

10.9	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. Dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)
10.10	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.11	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.12	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)
10.13	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

Exhibit Number	Description
10.14	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.15	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)
10.16	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.17	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.18	Convertible Loan Agreement between our company and Patrick Fagen dated September 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.19	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2012)
10.20	Convertible Loan Agreement between our company and Patrick Fagen dated December 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2012)
10.21
Partial Purchase Option Agreement, Second Amendment between our company and Natchez Pass LLC dated January 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013)

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

DEL TORO SILVER CORP.
(Registrant)

Dated: February 12, 2013	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 12, 2013	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 12, 2013	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 12, 2013	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Principal Financial Officer and Principal
Accounting Officer)