Form 10-Q
period 2013-01-31
DEL TORO SILVER CORP.
filed 2013-03-15
CIK 1382462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			January 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52499
DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0515290
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
320 North Carson Street, Carson City, Nevada				89701
(Address of principal executive offices)				(Zip Code)
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
17,452,240 common shares issued and outstanding as of March 6, 2013.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

Our unaudited interim financial statements for the three month period ended January 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JANUARY 31, 2013 (UNAUDITED) AND OCTOBER 31, 2012

Index
Consolidated Balance Sheet	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8-13

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013 AND OCTOBER 31, 2012

	January 31, 2013	October 31, 2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$1,889	$14,590
Prepaid expense	3,842	3,753
TOTAL CURRENT ASSETS	5,731	18,343

TOTAL ASSETS	$5,731	$18,343

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,913	$16,804
Convertible debenture	51,500	51,500
Shareholder convertible loan	520,647	421,763
Due to related party	57,267	59,030
TOTAL CURRENT LIABILITIES	641,327	549,097

TOTAL LIABILITIES	641,327	549,097

STOCKHOLDERS' DEFICIT:

Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 17,452,240 (2012 - 17,452,240) shares	17,452	17,452
Additional paid-in capital	1,313,672	1,289,273
Deficit accumulated during exploration stage	(1,966,720)	(1,837,479)
TOTAL STOCKHOLDERS' DEFICIT	(635,596)	(530,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,731	$18,343

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND FOR THE DATE OF INCEPTION TO JANUARY 31, 2013

	For the Three Months Ended		Accumulated Amounts from Inception to
	January 31, 2013	January 31, 2012	January 31, 2013
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$2,692
Consulting fee	75,399	-	753,967
Foreign exchange (gain)	(11)	(182)	(2,235)
General and administrative	12,793	22,933	171,761
Mineral property costs	15,250	34,163	459,109
Professional fees	17,647	22,348	451,212
Write-down of property and equipment	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	121,078	79,262	1,838,344

OTHER EXPENSES:
Accretion of discount on convertible debt	-	-	(55,000)
Interest expense	(8,163)	-	(25,424)
Loss on change in fair value of derivative liability	-	-	(14,962)
Loss on settlement of debt	-	-	(32,990)
TOTAL OTHER EXPENSES	(8,163)	-	(128,376)

NET LOSS	$(129,241)	$(79,262)	$(1,966,720)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$17,452,240	$15,481,805

See accompanying notes to financial statements.

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND FOR THE DATE OF INCEPTION TO JANUARY 31, 2013

	For the Three Months Ended		Accumulated Amounts From Inception to
	January 31, 2013	January 31,2012	January 31, 2013
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(129,241)	$(79,262)	$(1,966,720)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	-	55,000
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	51,000	-	210,000
Shares issued for mineral property	-	-	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	-	134,000
Share-based compensation	24,399	-	364,723
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	-	616	-
Prepaid expenses	(89)	(2,366)	(3,842)
Related party liabilities	6,121	-	10,625
Accounts payable and accrued liabilities	(4,891)	20,256	53,785
CASH USED FOR OPERATING ACTIVITIES	(52,701)	(60,756)	(920,234)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	-	536,729
Proceeds from issuance of convertible debenture	-	-	146,500
Proceeds from (paid to) related parties	40,000	41,449	316,424
Repayment of convertible debenture	-	-	(73,000)
CASH PROVIDED BY FINANCING ACTIVITIES	40,000	41,449	926,653

NET INCREASE (DECREASE) IN CASH	(12,701)	(19,307)	1,889
CASH, BEGINNING OF PERIOD	14,590	24,088	-
CASH, END OF PERIOD	$1,889	$4,781	$1,889

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$-	$35,000
Shares issued to settle debt	$-	$-	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$200	$-	$16,061
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  As of January 31, 2013, the Company has not earned any revenue, has a working capital deficit of $ 635,596, and an accumulated deficit of $1,966,720.  The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.  The Company’s fiscal year end is October 31.

Interim Financial Statements – These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2013, and the results of its operations and cash flows for the three month period ended January 31, 2013 and 2012.  The results of operations for the period ended January 31, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification – The cash flow statement for accumulated amounts from inception to January 31, 2013 has been reclassified to conform to the current quarter presentation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Prepaid Expenses – Prepaid expenses are expenses paid by the Company in cash or stock before they are used or consumed.

Accounts Payable and Accrued Expenses – Accounts payable and accrued expenses consist principally of amounts due to various suppliers and professional service providers.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

NOTE 3 – MINERAL PROPERTIES

Dos Naciones

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Dos Naciones Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico.  Under the terms of the Dos Naciones Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

●	Issuance of 150,000 common shares on or before January 25, 2010 (issued);
●	Issuance of 200,000 common shares on or before July 7, 2010 (issued);
●	Issuance of 250,000 common shares on or before October 21, 2010 (issued);
●	Issuance of 200,000 common shares on or before July 9, 2012 (issued);
●	Issuance of 200,000 common shares on or before September 15, 2012 (issued); and
●	Incur exploration expenditures of Cdn $800,000 on or before July 7, 2013.

If the Company exercises the option, the Company will be deemed to enter into a joint venture agreement in accordance with the terms of the Dos Naciones Agreement.

During the three months ended January 31, 2013, the Company incurred $8,250 in mineral properties costs on the property.

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

If the Company fully exercises the option, the Company has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. As of January 31, 2013 the Company was conducting due diligence and had not exercised the option.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 3 – MINERAL PROPERTIES – (CONTINUED)

During the three months ended January 31, 2013, the Company incurred $7,000 in mineral properties costs on the property and has accumulated $89,913, since inception of the agreement.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2012

●	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000 less the share issuance costs of $2,928.
●	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.
●	On July 9, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $16,000 to mineral property costs.
●	On September 14, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $18,000 to mineral property costs.
●	On October 31, 2012 the Company issued 1,250,000 common shares as part of the agreement described in Note 7 for consulting services of $100,000.

Quarter Ended January 31, 2013

●	No shares were issued by the Company.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, January 31, 2013	-	-

As of January 31, 2013, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 6 – STOCK OPTIONS

On September 7, 2010, the Company adopted a stock option plan (“2010 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 5,000,000 common shares.  There were a total of 1,000,000 options outstanding at October 31, 2011 with a weighted average exercise price of $0.10.  All of the outstanding shares expired and the stock option plan expired on September 7, 2012.

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of January 31, 2013 and October 31, 2012, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2012	2,000,000	0.145
Outstanding and exercisable, January 31, 2013	2,000,000	0.145	4.61

The Company’s options vest at different periods.  As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of January 31, 2013, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life (years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012.  For the three months ended January 31, 2013, the Company recognized $24,399 (2012 $nil) as compensation cost.  Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Additionally, compensation per the agreements is $17,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at a rate of 5% per annum. The officers and directors may provide the Company with written notice of conversion of all accrued and unpaid compensation including interest, payable in common shares of the company based on the price of 80% of the average closing prices for the five trading days prior to the end of the one year term.

Additional information on these agreements as of January 31, 2013 and October 31, 2012 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	January 31, 2013	October 31, 2012
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 1/31/13 was $2,569.	$95,828	$93,946

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 1/31/13 was $2,192.	52,192	51,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/13 was $3,397.	103,397	101,381

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/13 was $2,620.	127,620	126,045

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 1/31/13 was $717.	85,717	34,072

DEL TORO SILVER CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS – (CONTINUED)

	Loan Balance Including Accrued Interest
Loan Agreement - continued	January 31, 2013	October 31, 2012
On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/13 was $437.	15,437	15,135

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/13 was $456.	40,456	-

Total Convertible Loans Payable to Related Parties	$520,647	$421,763

The Company is in debt to officers and directors of the Company for an additional $16,402 and $18,165 as of January 31, 2013 and October 31, 2012, respectively. An additional amount is due Natchez Pass LLC, a related party, totaling $40,865 as of January 31, 2013.  The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

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

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012.  Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months.  As of January 31, 2013 40,000 shares have been issued relative to this agreement.  At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – SUBSEQUENT EVENTS

On February 12, 2013, the Company entered into a securities purchase agreement with non-related party. Under the terms of the agreement, the company issued an 8% convertible promissory note, in the principal amount of $37,500 that matures on November 30, 2013.  The note may be converted into shares of common stock at a rate of 50% of the market price on any conversion date, any time after 180 days from February28, 2013. The company has the right to prepay the note within 30 days of February 28, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal.

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Corporate History

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest and the option to acquire a further 30% interest in, the Dos Naciones Property, located in the state of Sonora, Mexico, in accordance with the terms of a property option agreement with Yale Resources Ltd. dated July 7, 2009. We entered into an amendment agreement dated June 25, 2010, amending certain terms of the option agreement.

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

On July 9, 2012, we entered into a further amendment agreement to the Dos Naciones Property option agreement with Yale as amended on June 25, 2010, October 21. Pursuant to the terms of the further-amended agreement, Yale agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and the issuance of 400,000 more shares of our common stock to Yale. Yale also agreed to rescind its option to repurchase the property during the option period.

Under the terms of the July 9, 2012 amendment agreement, our company paid a purchase price of $29,658 (Cdn $35,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

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

If our company exercises the option, it will be deemed to enter into a joint venture agreement in accordance with the terms of the Dos Naciones option agreement.

During the three months ended January 31, 2013, we incurred $8,250 in mineral properties costs on the property.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC, a related party, to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

•	$25,000 payable by December 14, 2011 (the date of the payment has been extended to May 31, 2013);

•
$4,500,000 payable upon closing by execution and delivery of a promissory note and a first position deed of trust against the Discovery Day Gold Property, which secures our company’s full repayment of the amount due under the promissory note; and

•
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

On August 31, 2012 and as amended on September 27, 2012 our company entered into a partial purchase option agreement with Natchez Pass, LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada. In order to earn the option, over a five year period our company is required to make an aggregate cash payment of $4,001,000 to, or on behalf of, Natchez Pass and certain amounts for the work program on the Natchez Pass Property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass.

If our company fully exercises the option, our company has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. As of January 31, 2013 our company was conducting due diligence and had not exercised the option.

Our Current Business

In November 2011, our management announced that our company will change our corporate strategy from that of a junior exploration company to one which targets high grade precious metals properties, located in the western United States, with the potential for near-term production and positive cash flow. Most junior explorers and majors have had little interest in such properties due to permitting issues, smaller resource potential and lower projected production rates. We believe that this niche market offers many opportunities ignored or overlooked by the junior gold companies. Our new corporate strategy is to best position our company to capitalize on this opportunity and build shareholder value.

We have established five performance milestones for this strategy which include: 1) identifying and purchasing high grade prospects and/or past producers that can be cost-effectively put into production, 2) designing an efficient development plan tailored for each property, 3) obtaining the necessary operating permits, 4) validating the status of the property through an independently written Canadian National Instrument 43-101 technical report and 5) monetizing the asset either through production, a sale or joint venture. We plan to have several such high-grade mines in the development pipeline and achieving each of these milestones is expected to build significant value to each asset. Throughout the development process our company will constantly assess the monetization options available for each of the advanced properties with the intention of putting the most profitable into production ourselves and selling or optioning the others to generate additional cash flow.

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

On February 12, 2013, we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $37,500, which note matures on November30, 2013 and may be converted into shares of our company’s common stock at a rate of 50% of the market price on any conversion date, any time after 180 days from February28, 2013. Our company has the right to prepay the note within 30 days of February 28, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $36,000 principal under the note on February 28, 2013.

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

The three phase exploration program on the Dos Naciones property carries an aggregate estimated cost of $448,250. The first phase of our exploration program was completed during the quarter ended October 31, 2010 and consisted of detailed geological mapping, sampling, hand trenching and prospecting. In July, 2010 our company’s operator on the Dos Naciones property engaged geological consultants to conduct mapping and sampling on the property. Our company commenced the second phase of its exploration program in September 2011. The results of the first work comprising the second phase of our exploration program warrant the continuation into the second phase of the program. The timing and scale of the next work program has yet to be determined, but the company is working with Yale to determine how best to advance the exploration at Dos Naciones.

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

If we elect to proceed with the Natchez Pass acquisition of up to a 67.5% interest in the property over a five year period, our company is required to make aggregate cash payments of $4,001,000, consisting of payments to Natchez Pass, certain repayments on behalf of Natchez Pass and certain amounts for the work program on the property.  The initial payment, which is comprised of a $25,000 payment on the effective date of the agreement is required. Subsequently, in order to acquire the initial 20% interest, a payment of $500,000 is required, which amount does not include exploration expenditures that may also be incurred.

As of January 31, 2013 we had cash of $1,889.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2013 which are included herein.

Our operating results for the three month period ended January 31, 2013 and 2012 are summarized as follows:

	Three Months Ended January 31,
	2013	2012
Revenue	$0	$0
Operating Expenses	121,078	79,262
Other Expenses	8,163	0
Net Loss	$(129,241)	$(79,262)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Doc Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three months ended January 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended January 31,
	2013	2012
Consulting	$75,399	$0
Foreign exchange loss (gain)	(11)	(182)
General and administrative	12,793	22,933
Mineral property expense	15,250	34,163
Professional fees	17,647	22,348
Interest expense	8,163	0
Total	$129,241	$79,262

General and Administrative

For this discussion we have defined general and administrative costs to also include mineral property costs and professional fees.  The $41,816  increase in our general and administrative expenses for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012 was primarily due to consulting costs of $51,000 for the current period to related parties.

Other Income/ Expenses

We had $8,163 of interest expense on convertible debt for the three month period ended January 31, 2013.  There was no such activity for the same three month period ended January 31, 2012.

Liquidity and Capital Resources

Working Capital

	As of January 31, 2013	As of October 31, 2012	Percentage Increase / (Decrease)
Current Assets	$5,731	$18,343	(68.9)%
Current Liabilities	$641,327	$549,097	16.8%
Working Capital (deficit)	$(635,596)	$(530,754)	(19.8	) %

Cash Flows

	Three Month Period Ended January 31, 2013	Three Month Period Ended January 31, 2012	Percentage Increase / (Decrease)
Cash used for Operating Activities	$(52,701)	$(60,756)	13.3%
Cash provided by Financing Activities	40,000	41,449	(3.5)%
Cash provided by (used in) Investing ActivitiesF	0	0	0%
Net Increase (Decrease) in Cash	$(12,701)	$(19,307)	34.2%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of January 31, 2013 we had cash of $1,889, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $52,701 during the three month period ended January 31, 2013 and $60,756 during the three month period ended January 31, 2012. Cash used in operating activities for both periods was funded by cash from financing activities, and a $8,055 decrease in cash used compared to the three month period end January 31, 2012 was primarily due to there being less cash basis operating expenses.

Cash Provided by Financing Activities

We generated cash of $40,000 from financing activities during the three month period ended January 31, 2013 compared to cash generated of $41,449 by financing activities during the three month period ended January 31, 2012. Total cash received remained constant for both periods and related entirely to cash received from our shareholders.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2013, our company has accumulated losses of $1,966,720 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Interim Financial Statements

These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended October 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at January 31, 2013, and the results of its operations and cash flows for the three month period ended January 31, 2013 and 2012.  The results of operations for the period ended January 31, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassification

The cash flow statement for accumulated amounts from inception to January 31, 2013 has been reclassified to conform to the current quarter presentation.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. dated February 12, 2013. Under the terms of the Agreement our company issued an 8% convertible promissory note, in the principal amount of $37,500, which note matures on November 30, 2013 and may be converted into shares of our company’s common stock at a rate of 50% of the market price on any conversion date, any time after 180 days from February 28, 2013, subject to adjustments as further set out in the note. The note is issued to Asher pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

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

10.9	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. Dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)
10.10	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.11	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.12	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)
10.13	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.14	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.15	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)
10.16	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.17	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

Exhibit Number	Description
10.18	Convertible Loan Agreement between our company and Patrick Fagen dated September 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.19	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2012)
10.20	Convertible Loan Agreement between our company and Patrick Fagen dated December 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2012)
10.21
Partial Purchase Option Agreement, Second Amendment between our company and Natchez Pass LLC dated January 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013)

10.22	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.23	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(21)	Subsidiaries of the Registrant
21.1	Subsidiary of Del Toro Silver Corp.: Minera Plata Del Toro S.A. de C.V., a Mexican corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.

Date: March 15, 2013	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: March 15, 2013	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)