Form 10-Q
period 2013-04-30
DEL TORO SILVER CORP.
filed 2013-06-14
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2013

or

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

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

19,763,623 common shares issued and outstanding as of June 5, 2013.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended April 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED APRIL 30, 2013 (UNAUDITED) AND OCTOBER 31, 2012

Index
Consolidated Balance Sheet	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8-14

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2013 AND OCTOBER 31, 2012

	April 30, 2013	October 31, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$2,126	$14,590
Prepaid expense	5,520	3,753
TOTAL CURRENT ASSETS	7,646	18,343

TOTAL ASSETS	$7,646	$18,343

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,794	$16,804
Convertible debenture	111,500	51,500
Shareholder convertible loan	555,587	421,763
Due to related party	58,698	59,030
TOTAL CURRENT LIABILITIES	735,579	549,097

TOTAL LIABILITIES	735,579	549,097

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 18,026,954 (2012 - 17,452,240) shares	18,026	17,452
Additional paid-in capital	1,347,497	1,289,273
Deficit accumulated during exploration stage	(2,093,456)	(1,837,479)
TOTAL STOCKHOLDERS' DEFICIT	(727,933)	(530,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,646	$18,343

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND FROM THE DATE OF INCEPTION TO APRIL 30, 2013

	For the Three Months Ended		For the Six Months Ended		Accumulated Amounts from Inception January 9, 2006 to
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	April 30, 2013
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$-	$-	$2,692
Consulting fee	75,399	-	150,798	-	829,366
Foreign exchange (gain) loss	(74)	501	(85)	319	(2,309)
General and administrative	11,290	15,561	24,083	38,494	183,051
Mineral property costs	3,500	1,466	18,750	35,629	462,609
Professional fees	27,887	11,507	45,534	33,855	479,099
Write-down of property and equipment	-	-	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	118,002	29,035	239,080	108,297	1,956,346

OTHER EXPENSES:
Accretion of discount on convertible debt	-	-	-	-	(55,000)
Interest expense	(8,734)	(85)	(16,897)	(85)	(34,158)
Loss on change in fair value of derivative liability	-	-	-	-	(14,962)
Gain/(loss) on settlement of debt	-	-	-	-	(32,990)
TOTAL OTHER EXPENSES	(8,734)	(85)	(16,897)	(85)	(137,110)

NET LOSS	$(126,736)	$(29,120)	$(255,977)	$(108,382)	$(2,093,456)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$17,490,985	$15,789,351	$17,471,291	$15,624,972

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND FOR THE DATE OF INCEPTION TO APRIL 30, 2013

	For the Six Months Ended		Accumulated Amounts From Inception to
	April 30, 2013	April 30,2012	April 30, 2013
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(255,977)	$(108,382)	$(2,093,456)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	-	55,000
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	102,000	-	261,000
Shares issued for mineral property	-	-	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	34,000	134,000
Share-based compensation	48,798	-	389,122
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	-	616	-
Prepaid expenses	(1,767)	(31,407)	(5,520)
Related party liabilities	12,993	-	17,497
Accounts payable and accrued liabilities	(7,010)	(6,183)	51,666
CASH USED FOR OPERATING ACTIVITIES	(100,963)	(111,356)	(968,496)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	(2,946)	536,729
Proceeds from issuance of convertible debenture	70,000	40,000	216,500
Proceeds from (paid to) related parties	18,499	56,449	294,923
Repayment of convertible debenture	-	-	(73,000)
CASH PROVIDED BY FINANCING ACTIVITIES	88,499	93,503	975,152

NET INCREASE (DECREASE) IN CASH	(12,464)	(17,853)	2,126
CASH, BEGINNING OF PERIOD	14,590	24,088	-
CASH, END OF PERIOD	$2,126	$6,235	$2,126

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$10,000	$-	$35,000
Shares issued to settle debt	$-	$-	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$400	$85	$16,261
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2013, the Company has not earned any revenue, has a working capital deficit of $ 727,933, and an accumulated deficit of $2,093,456. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2013, and the results of its operations and cash flows for the six month period ended April 30, 2013 and 2012.  The results of operations for the period ended April 30, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification – The cash flow statement for accumulated amounts from inception to April 30, 2013 has been reclassified to conform to the current quarter presentation.

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

April 30, 2013

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

During the six months ended April 30, 2013, the Company incurred $8,250 in mineral properties costs on the property.

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

If the Company fully exercises the option, the Company has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. As of April 30, 2013 the Company was conducting due diligence and had not exercised the option.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

NOTE 3 – MINERAL PROPERTIES – (CONTINUED)

During the six months ended April 30, 2013, the Company incurred $10,500 in mineral properties costs on the property and has accumulated $93,413, since inception of the agreement.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2012

●	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000 less the share issuance costs of $2,928.
●	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.
●	On July 9, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $16,000 to mineral property costs.
●	On September 14, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $18,000 to mineral property costs.
●	On October 31, 2012 the Company issued 1,250,000 common shares as part of the agreement described in Note 7 for consulting services of $100,000.

Six Months Ended April 30, 2013

●	On April 24, 2013, the Company issued 574,714 common shares to partially settle a convertible debenture of $10,000.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, April 30, 2013	-	-

As of April 30, 2013, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of April 30, 2013 and October 31, 2012, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2012	2,000,000	0.145
Outstanding and exercisable, April 30, 2013	2,000,000	0.145	4.37

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of April 30, 2013, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life (in years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012. For the six months ended April 30, 2013, the Company recognized $48,798 (2012 $nil) as compensation cost. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

Additional information on these agreements as of April 30, 2013 and October 31, 2012 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	April 30, 2013	October 31, 2012
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 4/30/13 was $1,237.	$72,997	$93,946

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 4/30/13 was $3,167.	53,167	51,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/13 was $5,348.	105,348	101,381

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/13 was $4,144.	129,144	126,045

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 4/30/13 was $1,965.	137,965	34,072

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS – (CONTINUED)

	Loan Balance Including Accrued Interest
Loan Agreement - continued	April 30, 2013	October 31, 2012
On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/13 was $730.	15,730	15,135

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/13 was $1,236.	41,236	-

Total Convertible Loans Payable to Related Parties	$555,587	$421,763

The Company is in debt to officers and directors of the Company for an additional $17,833 and $18,165 as of April 30, 2013 and October 31, 2012, respectively. An additional amount is due Natchez Pass LLC, a related party, totaling $40,865 as of April 30, 2013. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

NOTE 8 – CONVERTIBLE DEBENTURES

On October 10, 2012 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 15, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 8, 2013 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 8, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest. A total of $10,000 of the debenture was converted to common stock (Note 4) during the six months ended April 30, 2013. The remaining balance of the convertible debenture as of April 30, 2013 was $41,500.

On February 12, 2013 the Company issued a convertible debenture with a non-related party for $37,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before November 14, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing August 11, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from February 12, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest.

On April 2, 2013 the Company issued a convertible debenture with a non-related party for $32,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before January 4, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing September 29, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

NOTE 8 – CONVERTIBLE DEBENTURES – (CONTINUED)

4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 2, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest.

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of April 30, 2013 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – SUBSEQUENT EVENTS

On May 6, 2013, the Company entered into a convertible loan agreement with an officer of the Company. Under the terms of the agreement, the Company issued an 8% convertible loan, in the principal amount of $20,000 that matures on May 6, 2014. The loan, plus accrued interest, may be converted into shares of common stock at a rate of $0.10 per share at any time.

On May 10, 2013, 870,690 shares of common stock were issued for the conversion of $10,100 of principal on a non-related party convertible debenture.

On May 23, 2013, 865,979 shares of common stock were issued for the conversion of $8,400 of principal on a non-related party convertible debenture.

On May 24, 2013, the Company entered into a convertible loan agreement with a shareholder of the Company. Under the terms of the agreement, the Company issued an 8% convertible loan, in the principal amount of $40,000, that matures on May 24, 2013. The loan, plus any accrued interest, may be converted into shares of common stock at a rate of $0.10 per share at any time.

On August 31, 2012, the Company entered into a partial purchase option agreement, as subsequently amended, with Natchez Pass LLC (Note 3).

Subsequently, on June 6, 2013, The Company entered into a purchase option termination agreement with Natchez Pass LLC wherein the Company has agreed to terminate the partial purchase agreement pursuant to the following terms:

●	the Company has been released from all obligations under the partial purchase agreement;

●

the Company has been granted a 5% net smelter royalty related to all of the claims under the partial purchase agreement. Within 10 days Natchez Pass LLC will record the net smelter royalty against those claims with the Bureau of Land Management;

●

the Company shall be paid 5% of the gross sale price, such price to be reduced by sales commissions, closing costs and Natchez Pass LLC’s repayment of its third party debts related to the claims. The sales proceeds to the Company shall not be less than $300,000;

●	the Company shall issue 2,000,000 shares of its common stock, and

●

Natchez Pass LLC shall retain all money paid to it under the partial purchase agreement and, upon sale of the claims to a third party, or upon the sale to a third party of a majority or greater of interest in the claims, the Company shall assign all of its rights in the net smelter royalty to Natchez Pass LLC.

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

On July 9, 2012, we entered into a further amendment agreement to the Dos Naciones Property option agreement with Yale as amended on June 25, 2010 and October 21, 2010. Pursuant to the terms of the further-amended agreement, Yale agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and the issuance of 400,000 more shares of our common stock to Yale. Yale also agreed to rescind its option to repurchase the property during the option period.

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

If our company exercises the option, we will be deemed to enter into a joint venture agreement in accordance with the terms of the Dos Naciones option agreement.

During the six months ended April 30, 2013, we incurred $8,250 of mineral property costs on the Dos Naciones property.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC, a related party, to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013, and subsequently, on May 31, 2013, our company and Bowerman extended the closing date through November 31, 2013.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

●	$25,000 payable by December 14, 2011 (the date of the payment has been extended to November 31, 2013);

●

$4,500,000 payable upon closing by execution and delivery of a promissory note and a first position deed of trust against the Discovery Day Gold Property, which secures our company’s full repayment of the amount due under the promissory note; and

●

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

On August 31, 2012 and as amended on September 27, 2012 our company entered into a partial purchase option agreement with Natchez Pass, LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada. In order to earn the option, over a five year period our company is required to make an aggregate cash payment of $4,005,000 to, or on behalf of, Natchez Pass and certain amounts for the work program on the Natchez Pass Property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass. If our company fully exercises the option to earn 67.5% interest, our company then has an option to earn up to an additional 7.5% interest at the price of $150,000 per point.

During the six months ended April 30, 2013, we incurred $10,500 in mineral property costs on the Natchez Pass property.

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

On May 26, 2012, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company, for the sum of $10,000, which was advanced to our company on January 9, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum. As at the date of this report the loan has neither been repaid nor converted to shares.

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates at the conversion price of price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum. As at the date of this report the loan has neither been repaid nor converted to shares.

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

Effective August 31, 2012, we entered into a partial purchase option agreement with Natchez Pass LLC to acquire up to a 67.5% interest in leasehold interests to land in Pershing County, Nevada.  In order to earn the option, over a five year period our company is required to make aggregate cash payments of $4,005,000, consisting of payments to Natchez Pass, certain repayments on behalf of the Natchez Pass and certain amounts for the work program on the property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass.  If our company fully exercises the option to earn 67.5% interest, our company then has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. As of April 30, 2013 our company was conducting due diligence and had not exercised the option.

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

On October 10, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc.  Under the terms of the securities purchase agreement we issued an 8% convertible note in the aggregate principal amount of $51,500, which note matures on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012. Our company has the right to prepay the note within 60 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012. A total of $10,000 of the debenture was converted to common stock (Note 4) during the six months ended April 30, 2013. The remaining balance of the convertible debenture as of April 30, 2013 was $41,500.

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

On February 12, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $37,500, which note matures on November 30, 2013 and may be converted into shares of our company’s common stock at a rate of 50% of the market price on any conversion date, any time after 180 days from February 28, 2013. Our company has the right to prepay the note within 30 days of February 28, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $36,000 principal under the note on February 28, 2013.

On March 15, 2013, we signed a joint venture partnership terms agreement with Noble Mining Inc. with respect to the acquisition of a toll milling facility in the western United States. Pursuant to the terms agreement, Noble Mining will provide financing of up to $6,000,000 for the acquisition, development, permitting and operating capital for the toll milling partnership. Our company will be responsible for securing and delivering the toll milling facility through the necessary permitting requirements in order to process ore, locating mining customers that will contract with the toll mill to process ore, and managing day to day operations of the toll mill. Once both parties have successfully executed their respective roles and responsibilities, Noble Mining and our company will share ownership and profits from the toll mill in a 50/50 split. Noble Mining and our company will also partner together with respect to the acquisition of mines that they become aware of through servicing the toll mill customers. The joint venture partnership terms agreement will terminate 180 days from March 15, 2013.

On April 2, 2013, we entered into a securities purchase agreement with Asher Enterprises Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 30 days of April 2, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $31,000 principal under the note on April 2, 2013.

On May 6, 2013, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company for the sum of $20,000, which was advanced to our company on May 6, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On May 24, 2013, we entered into a convertible loan agreement with Arnold Fagen, a shareholder of our company, for the sum of $40,000, which was advanced to our company on May 24, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On August 31, 2012, we entered into a partial purchase option agreement, as subsequently amended, with Natchez Pass LLC Nevada to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County.

Subsequently, on June 6, 2013, we entered into a purchase option termination agreement with Natchez Pass LLC wherein we have agreed to terminate the partial purchase option agreement dated August 31, 2012 pursuant to the following terms:

●	our company has been released from all obligations under the partial purchase option agreement;

●

our company has been granted a 5% net smelter royalty related to all of the claims under the partial purchase option agreement. Within 10 days Natchez Pass LLC will record the net smelter royalty against those claims with the Bureau of Land Management;

●

our company shall be paid 5% of the gross sale price, such price to be reduced by sales commissions, closing costs and of Natchez Pass LLC’s repayment of its third party debts related to the claims. The sales proceeds to our company shall not be less than $300,000;

●	our company shall issue 2,000,000 shares of our common stock, as more particularly described in the termination agreement; and

●

Natchez Pass LLC shall retain all money paid to it under the partial purchase option agreement and, upon sale of the claims to a third party, or upon the sale to a third party of a majority or greater of interest in the claims, our company shall assign all of our rights in the net smelter royalty to Natchez Pass LLC.

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

In the event we proceed with Discovery Day, we must make an initial payment of $25,000 and, in addition to assuming the promissory note portion of the purchase price for $4,500,000, within 36 months from closing of the acquisition we will be required to spend at least $1,500,000 to further explore, develop and/or operate the property.

If we elect to proceed with the Natchez Pass acquisition of up to a 67.5% interest in the property over a five year period, our company is required to make aggregate cash payments of $4,005,000, consisting of payments to Natchez Pass, certain repayments on behalf of Natchez Pass and certain amounts for the work program on the property.  The initial payment, which is comprised of a $25,000 payment on the effective date of the agreement is required. Subsequently, in order to acquire the initial 20% interest, a payment of $500,000 is required, which amount does not include exploration expenditures that may also be incurred.

As of April 30, 2013 we had cash of $2,126.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended April 30, 2013 which are included herein.

Our operating results for the three and six month periods ended April 30, 2013 and 2012 are summarized as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		118,002		29,035		239,080		108,297
Other Expenses		8,734		85		16,897		85
Net Loss		$(126,736)		$(29,120)		$(255,977)		$(108,382)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Dos Naciones Property, or other mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and six months ended April 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended April 30,			Six Months Ended April 30,
	2013	2012		2013	2012
Consulting	$75,399	$	Nil	$150,798	$	Nil
Foreign exchange loss (gain)	(74)		501	(85)		319
General and administrative	11,290		15,561	24,083		38,494
Mineral property expense	3,500		1,466	18,750		35,629
Professional fees	27,887		11,507	45,534		33,855
Interest expense	8,734		85	16,897		85
Total	$126,736		$29,120	$255,977		$108,382

General and Administrative

For this discussion we have defined general and administrative costs to also include mineral property costs and professional fees.  The $88,967 increase in our general and administrative expenses for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012 was primarily due to consulting fees incurred with our officers and directors, stock based compensation incurred in 2013 and not in 2012 as well as an increase in professional fees. The $130,783 increase in our general and administrative expenses for the six month period ended April 30, 2013 compared to the six month period ended April 30, 2012 was primarily due to the same factors.

Other Income/ Expenses

We had $8,734 of interest expense on convertible debt for the three month period ended April 30, 2013.  There was $85 of interest expense on convertible debt for the same three month period ended April 30, 2012. We had $16,897 of interest expense on convertible debt for the six month period ended April 30, 2013.  There was $85 of interest expense on convertible debt for the same six month period ended April 30, 2012.

Liquidity and Capital Resources

Working Capital

	As of April 30, 2013	As of October 31, 2012	Percentage Increase / (Decrease)
Current Assets	$7,646	$18,343	$(58.3)%
Current Liabilities	$735,579	$549,097	$34.0%
Working Deficit	$(727,933)	$(530,754)	$37.2%

Cash Flows

	Six Month Period Ended April 30, 2013		Six Month Period Ended April 30, 2012		Percentage Increase / (Decrease)
Cash used for Operating Activities		$100,963		$111,356	$(9.3)%
Cash provided by Financing Activities		$88,499		$93,503	$(5.4)%
Cash provided by (used in) Investing Activities	$	Nil	$	Nil	$0%
Net Decrease in Cash		$(12,464)		$(17,853)	$(30.2)%

We anticipate that we will incur approximately $235,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of April 30, 2013 we had cash of $2,126, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $100,963 during the six month period ended April 30, 2013 and $111,356 during the six month period ended April 30, 2012. Cash used in operating activities for both periods was funded by cash from financing activities, and a $5,389 decrease in cash used compared to the six month period end April 30, 2012 was primarily due to there being less cash basis operating expenses.

Cash Provided by Financing Activities

We generated cash of $88,499 from financing activities during the six month period ended April 30, 2013 compared to cash generated of $93,503 by financing activities during the six month period ended April 30, 2012. Total cash received remained constant for both periods. However, there was a $30,000 increase in third party sources of financing and $37,950 decrease in cash received from our shareholders.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2013, our company has accumulated losses of $2,093,456 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at April 30, 2013, and the results of its operations and cash flows for the three and six month periods ended April 30, 2013 and 2012.  The results of operations for the period ended April 30, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassification

The cash flow statement for accumulated amounts from inception to April 30, 2013 has been reclassified to conform to the current quarter presentation.

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

On April 2, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The note is issued to Asher pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On April 25, 2013, we issued 574,714 common shares in the capital of our company. The securities were issued in connection with the conversion of a portion of a $51,500 convertible note dated October 10, 2012. We issued the securities to one U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On May 10, 2013, we issued 870,690 common shares in the capital of our company. The securities were issued in connection with the conversion of a portion of a $51,500 convertible note dated October 10, 2012. We issued the securities to one U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On May 23, 2013, we issued 865,979 common shares in the capital of our company. The securities were issued in connection with the conversion of a portion of a $51,500 convertible note dated October 10, 2012. We issued the securities to one U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

10.9	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. Dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)

10.10	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.11	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.12	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)

10.13	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.14	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.15	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)

Exhibit Number	Description

10.16	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.17	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.18	Convertible Loan Agreement between our company and Patrick Fagen dated September 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)

10.19	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2012)

10.20	Convertible Loan Agreement between our company and Patrick Fagen dated December 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2012)

10.21

Partial Purchase Option Agreement, Second Amendment between our company and Natchez Pass LLC dated January 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013)

10.22	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)

10.23	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)

10.24	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

10.25	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

10.26	Convertible Loan Agreement between our company and Greg Painter dated May 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)

10.27	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)

10.28	Convertible Loan Agreement between our company and Arnold Fagen dated May 24, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.29	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)

(21)	Subsidiaries of the Registrant

21.1	Subsidiary of Del Toro Silver Corp.: Minera Plata Del Toro S.A. de C.V., a Mexican corporation

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

Exhibit Number	Description

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.

Date: June 14, 2013	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: June 14, 2013	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)