Form 10-Q
period 2013-07-31
DEL TORO SILVER CORP.
filed 2013-09-23
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2013

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

21,763,623 common shares issued and outstanding as of September 16, 2013.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended July 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JULY 31, 2013 (UNAUDITED) AND OCTOBER 31, 2012

Index
Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8-16

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JULY 31, 2013 AND OCTOBER 31, 2012

	July 31, 2013	October 31, 2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$7,999	$14,590
Prepaid expense	2,500	3,753
TOTAL CURRENT ASSETS	10,499	18,343

TOTAL ASSETS	$10,499	$18,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,187	$16,804
Convertible debenture	70,000	51,500
Shareholder convertible loan	700,923	421,763
Due to related party	17,255	59,030
TOTAL CURRENT LIABILITIES	845,365	549,097

TOTAL LIABILITIES	845,365	549,097

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value
$0.001 issued and outstanding: none
Common stock: 100,000,000 shares authorized, par value	-	-
$0.001 issued and outstanding: 19,763,623
(2012 - 17,452,240) shares	19,763	17,452
Additional paid-in capital	1,409,297	1,289,273
Deficit accumulated during exploration stage	(2,263,926)	(1,837,479)
TOTAL STOCKHOLDERS' DEFICIT	(834,866)	(530,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,499	$18,343

 See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND FROM THE DATE OF INCEPTION TO JULY 31, 2013

	For the Three Months Ended		For the Nine Months Ended		Accumulated Amounts From Inception, January 9, 2006 to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$-	$-	$2,692
Consulting fee	75,399	-	226,196	-	904,765
Foreign exchange (gain) loss	(78)	81	(163)	400	(2,387)
General and administrative	11,719	13,723	35,803	52,217	194,770
Mineral property costs	5,664	54,208	24,414	89,837	468,273
Professional fees	16,143	20,306	61,677	54,161	495,242
Write-down of property and equipment	-	-	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	108,847	88,318	347,927	196,615	2,065,193

OTHER INCOME (EXPENSES):
Accretion of discount on convertible debt	-	-	-	-	(55,000)
Interest expense	(60,156)	(3,030)	(119,385)	(3,115)	(136,646)
Gain on termination of partial purchase option agreement	40,865	-	40,865	-	40,865
Loss on change in fair value of derivative liability	-	-	-	-	(14,962)
Gain/(loss) on settlement of debt	-	-	-	-	(32,990)
TOTAL OTHER INCOME (EXPENSES)	(19,291)	(3,030)	(78,520)	(3,115)	(198,733)

NET LOSS	$(128,138)	$(91,348)	$(426,447)	$(199,730)	$(2,263,926)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$19,449,069	$15,852,240	$18,135,486	$15,701,004

 See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND FROM THE DATE OF INCEPTION TO JULY 31, 2013

			Accumulated
			Amounts
			From
	For the Nine Months Ended		Inception to
	July 31, 2013	July 31,2012	July 31, 2013
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(426,447)	$(199,730)	$(2,263,926)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	-	-	55,000
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	153,000	-	312,000
Shares issued for mineral property	-	16,000	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	34,000	134,000
Share-based compensation	73,197	-	413,521
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	-	616	-
Prepaid expenses	1,253	(32,267)	(2,500)
Related party liabilities	(19,304)	10,597	(14,800)
Accounts payable and accrued liabilities	61,021	(24,119)	119,697
CASH USED FOR OPERATING ACTIVITIES	(157,280)	(194,903)	(1,024,813)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	(2,946)	536,729
Proceeds from issuance of convertible debenture	70,000	40,000	216,500
Proceeds from (paid to) related parties	103,689	154,000	380,113
Repayment of convertible debenture	(23,000)	-	(96,000)
CASH PROVIDED BY FINANCING ACTIVITIES	150,689	191,054	1,037,342

NET INCREASE (DECREASE) IN CASH	(6,591)	(3,849)	7,999
CASH, BEGINNING OF PERIOD	14,590	24,088	-
CASH, END OF PERIOD	$7,999	$20,239	$7,999

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$28,500	$-	$63,500
Shares issued to settle debt	$-	$-	$14,250
SUPPLEMENTAL DISCLOSURE
Interest paid	$19,409	$85	$35,270
Income taxes paid	$-	$-	$-

 See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2013, the Company has not earned any revenue, has a working capital deficit of $834,866, and an accumulated deficit of $2,263,926. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2013, and the results of its operations and cash flows for the nine month period ended July 31, 2013 and 2012.  The results of operations for the period ended July 31, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification – The cash flow statement for accumulated amounts from inception to July 31, 2013 has been reclassified to conform to the current quarter presentation.

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

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

NOTE 3 – MINERAL PROPERTIES

Dos Naciones

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Dos Naciones Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Dos Naciones Agreement, the Company paid a purchase price of $29,658 (Cdn $35,000) and had an option to acquire a further 20% interest in the property subject to the following terms:

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

Because the Company did not pay Cdn $800,000 by the July 7, 2013 deadline, the option agreement is no longer applicable. Management has not pursued renewing the Dos Naciones Agreement as of July 31, 2013.

Discovery Day Gold Property

The Company entered into an agreement with Bowerman Holdings, LLC (“Bowerman”) on November 14, 2011 in which it can acquire up to 75% of Bowerman’s interest in various mining claims located in Siskiyou County, California, known as the Discovery Day Gold Property. The current expected closing of the acquisition is November 30, 2013. During the nine months ended July 31, 2013, the Company incurred $5,000 in costs as part of this activity.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 3 – MINERAL PROPERTIES – (CONTINUED)

Natchez Pass

On August 31, 2012, the Company entered into a partial purchase option agreement, as subsequently amended, with Natchez Pass LLC. Subsequently, on June 6, 2013, the company entered into a purchase option termination agreement with Natchez Pass LLC wherein the company has agreed to terminate the partial purchase agreement pursuant to the following terms:

●	the Company has been released from all obligations under the partial purchase agreement;
●

the Company has been granted a 5% net smelter royalty related to all of the claims under the partial purchase agreement. Within 10 days Natchez Pass LLC will record the net smelter royalty against those claims with the Bureau of Land Management;

●

the Company shall be paid 5% of the gross sale price, such price to be reduced by sales commissions, closing costs, and Natchez Pass LLC’s repayment of its third party debts related to the claims. The sales proceeds to the Company shall not be less than $300,000;

●	the Company shall issue 2,000,000 shares of its common stock; and
●

Natchez Pass LLC shall retain all money paid to it under the partial purchase agreement and, upon sale of the claims to a third party, or upon the sale to a third party of a majority or greater of interest in the claims, the Company shall assign all of its rights in the net smelter royalty to Natchez Pass LLC.

During the nine months ended July 31, 2013, the Company incurred $10,500 in mineral properties costs and was released from liabilities totaling $40,865, which was included in other income on the consolidated statements of operations. The Company has accumulated $52,548 of net costs on the property, since inception on the agreement.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2012

●	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000 less the share issuance costs of $2,928.
●	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.
●	On July 9, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $16,000 to mineral property costs.
●	On September 14, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $18,000 to mineral property costs.
●	On October 31, 2012 the Company issued 1,250,000 common shares as part of the agreement described in Note 7 for consulting services of $100,000.

Nine Months Ended July 31, 2013

●	On April 24, 2013, the Company issued 574,714 common shares to partially settle convertible debenture of $10,000.
●	On May 10, 2013, the Company issued 870,690 common shares to partially settle convertible debenture of $10,100.

●	On May 23, 2013, the Company issued 865,979 common shares to partially settle convertible debenture of $8,400.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, July 31, 2013	-	-

As of July 31, 2013, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

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

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of July 31, 2013 and October 31, 2012, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 6 – STOCK OPTIONS – (CONTINUED)

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

		Weighted	Weighted average
		average	remaining
	Number	exercise price	contractual life
	of options	(US $)	(years)
Outstanding, October 31, 2012	2,000,000	0.145
Outstanding and exercisable, July 31, 2013	2,000,000	0.145	4.11

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of July 31, 2013, is as follows:

	Exercise
Number of	Price			Life
Options	$	Vesting Date	Expiry Date	(years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012. For the nine months ended July 31, 2013, the Company recognized $73,197 (2012 $nil) as compensation cost. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into various convertible loan agreements with related parties including officers and directors. The principal amount of the loans plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date of each loan. The related parties may provide the Company with written notice of conversion at any time to exercise their rights of conversion in respect of either a portion of or the total outstanding amount of each loan plus accrued interest as of that date into shares of the Company.

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

Additional information on these agreements as of July 31, 2013 and October 31, 2012 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	July 31, 2013	October 31, 2012
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 7/31/13 was $2,229.	$64,177	$93,946

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 7/31/13 was $4,175.	54,175	51,184

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS – (CONTINUED)

	Loan Balance Including Accrued Interest
Loan Agreement - continued	July 31, 2013	October 31, 2012
On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $7,364.	107,364	101,381

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $5,719.	130,719	126,045

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 7/31/13 was $3,894.	190,894	34,072

On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $1,032.	16,032	15,135

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $2,043.	42,043	-

On May 6, 2013 an agreement was formalized for the advancement of $20,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 6/25/13.	-	-

On May 24, 2013 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 7/22/13.	-	-

On June 14, 2013 an agreement was formalized for the advancement of $35,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $361.	35,361	-

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS – (CONTINUED)

On July 19, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/13 was $158.	60,158	-

Total Convertible Loans Payable to Related Parties	$700,923	$421,763

The Company is in debt to officers and directors of the Company for an additional $17,254 and $18,165 as of July 31, 2013 and October 31, 2012, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

NOTE 8 – CONVERTIBLE DEBENTURES

On October 10, 2012 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 15, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 8, 2013 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 8, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest. A total of $28,500 of the debenture was converted to common stock (Note 4) during the nine months ended July 31, 2013.  The Company has recognized interest expense related to the debt and equity portion of the convertible debenture totaling $32,588 for the nine months ended July 31, 2013. A principal payment of $23,000 was paid on May 28, 2013 to fully satisfy the remaining balance on the convertible debenture.

On February 12, 2013 the Company issued a convertible debenture with a non-related party for $37,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before November 14, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing August 11, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from February 12, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest. The Company has also accreted and accrued interest expense of $35,208 related to the intrinsic value of the beneficial conversion feature for the nine months ended July 31, 2013.

On April 2, 2013 the Company issued a convertible debenture with a non-related party for $32,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before January 4, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing September 29, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 2, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest. The Company has also accreted and accrued interest expense of $21,486 related to the intrinsic value of the beneficial conversion feature for the nine months ended July 31, 2013.

DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of July 31, 2013 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – SUBSEQUENT EVENTS

On August 5, 2013 the Company issued 2,000,000 common shares. The shares were issued in connection with subscription and settlement agreements related to the termination of the Company’s partial purchase option agreement with Natchez Pass LLC.

On August 26, 2013, the Company entered into a convertible loan agreement with Patrick Fagen, a director and officer of the Company. Under the terms of the convertible loan agreement, Mr. Fagen had agreed to loan the Company $60,000, which was advanced to the Company on August 26, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide the Company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the Company, at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On July 7, 2009, the Company entered into an Option Agreement, as subsequently amended, with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) to acquire up to a 70% undivided interest the Dos Naciones Property, located in state of Sonora, Mexico.

On September 13, 2013, the Company entered into a Termination Agreement with Alta Vista Ventures Ltd. wherein the Company has agreed to terminate the Option Agreement dated July 7, 2009, as subsequently amended. Pursuant to the Termination Agreement, the Company has transferred, in kind, its 50% ownership of the Dos Naciones Property to Alta Vista Ventures Ltd., such that Alta Vista Ventures Ltd. retains a 100% interest in the Dos Naciones Property.

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

Because our company did not pay the Cdn $800,000 by the July 7, 2013 deadline, the option agreement has lapsed. Management did not pursue renewing the Dos Naciones Agreement and on September 13, 2013, we entered into a termination agreement with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) wherein we agreed to terminate the option agreement dated July 7, 2009, as subsequently amended.

During the nine months ended July 31, 2013, we incurred $8,250 of mineral property costs on the Dos Naciones property.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC, a related party, to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013, and subsequently, on May 31, 2013, our company and Bowerman extended the closing date through November 30, 2013.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

●	$25,000 payable by December 14, 2011 (the date of the payment has been extended to November 30, 2013);

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

During the nine months ended July 31, 2013, we incurred $5,000 of mineral property costs on the Bowerman property

On August 31, 2012, and as amended on September 27, 2012, our company entered into a partial purchase option agreement with Natchez Pass, LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada. In order to earn the option, over a five year period our company was required to make an aggregate cash payment of $4,005,000 to, or on behalf of, Natchez Pass and certain amounts for the work program on the Natchez Pass Property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass. If our company fully exercised the option to earn 67.5% interest, our company had an option to earn up to an additional 7.5% interest at the price of $150,000 per point.

On June 6, 2013, we entered into a purchase option termination agreement with Natchez Pass LLC wherein we have agreed to terminate the partial purchase option agreement dated August 31, 2012.

During the nine months ended July 31, 2013, our company incurred $10,500 in mineral properties costs and was released from liabilities totaling $40.865, which was included in other income on the consolidated statements of operations. Our company has accumulated $52,548 of net costs on the property, since inception of the agreement.

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

Effective August 31, 2012, we entered into a partial purchase option agreement with Natchez Pass LLC to acquire up to a 67.5% interest in leasehold interests to land in Pershing County, Nevada. In order to earn the option, over a five year period our company is required to make aggregate cash payments of $4,055,000, consisting of payments to Natchez Pass, certain repayments on behalf of Natchez Pass and certain amounts for the work program on the property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass. If our company fully exercises the option to earn 67.5% interest, our company then has an option to earn up to an additional 7.5% interest at the price of $150,000 per point. On June 6, 2013, our company entered into a purchase option termination agreement for the partial purchase agreement dated August 31, 2012 and we have been released from all obligations, including all monies owed at that time, under the agreement. Our company has been granted a 5% net smelter royalty related to all the claims under the agreement and shall be pad 5% of the gross sale price which shall not be less than $300,000. Our company issued 2,000,000 shares of our common stock and Natchez Pass shall retain all money paid to it under the partial purchase option agreement.

Effective September 1, 2012, our company entered into consulting agreements with Greg Painter, a director of our company, for services performed as our company’s president and chief executive officer and with Patrick Fagen, a director of our company, for services performed as our company’s chief financial officer. The term of the consulting agreements are to September 1, 2013 and are currently being re-negotiated for another one year term.

On October 10, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc.  Under the terms of the securities purchase agreement we issued an 8% convertible note in the aggregate principal amount of $51,500, which note matures on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012. Our company has the right to prepay the note within 60 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012. A total of $28,500 of the debenture was converted to common stock (Note 4) during the nine months ended July 31, 2013. The Company has recognized interest expense related to the debt and equity portion of the convertible debenture totaling $32,588 for the period ended July 31, 2013. The remaining balance of the convertible debenture has been paid in its entirety as of July 31, 2013.

On February 12, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $37,500, which note matures on November 30, 2013 and may be converted into shares of our company’s common stock at a rate of 50% of the market price on any conversion date, any time after 180 days from February 28, 2013. Our company has the right to prepay the note within 30 days of February 28, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $36,000 principal under the note on February 28, 2013. Our company fully repaid the note without any conversions. The Company has also accreted and accrued interest expense of $35,208 related to the intrinsic value of the beneficial conversion feature for the period ended July 31, 2013.

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

On April 2, 2013, we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 30 days of April 2, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $31,000 principal under the note on April 2, 2013. The Company has also accreted and accrued interest expense of $21,486 related to the intrinsic value of the beneficial conversion feature for the period ended July 31, 2013.

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

Subsequently, on June 6, 2013, we entered into a purchase option termination agreement with Natchez Pass LLC wherein we have agreed to terminate the partial purchase option agreement dated August 31, 2012 pursuant to the following terms:

●	our company has been released from all obligations, including all monies owed at that time, under the partial purchase option agreement;

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

●	our company shall issue 2,000,000 shares of our common stock, as more particularly described in the termination agreement (issued on August 5, 2013); and

●

Natchez Pass LLC shall retain all money paid to it under the partial purchase option agreement and, upon sale of the claims to a third party, or upon the sale to a third party of a majority or greater of interest in the claims, our company shall assign all of our rights in the net smelter royalty to Natchez Pass LLC.

On September 13, 2013, we entered into a termination agreement with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) wherein we have agreed to terminate the option agreement dated July 7, 2009, as subsequently amended, related to the Dos Naciones Property. Pursuant to the termination agreement, our company has transferred, in kind, its 50% ownership of the Dos Naciones Property to Alta Vista, such that Alta Vista retains a 100% interest in the Dos Naciones Property.

Plan of Operation

Our plan of operation is to continue to evaluate, and if warranted close on the acquisition of our interest in the Discovery Day property, following which, in conjunction with our partners, we intend to carry out rehabilitation and exploration work on our Discovery Day property in order to ascertain whether it possesses additional commercially exploitable quantities of gold, silver, and other metals. We intend to primarily rehabilitate the mine workings in order that operations can re-commence, as well as explore for additional gold, silver, and copper. We will not be able to determine whether or not the Discovery Day property contains a further commercially exploitable mineral deposit, or reserve, until appropriate rehabilitation and exploratory work is done and an economic evaluation based on that work indicates economic viability.

Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	60,000
General and administrative expenses	25,000
Total Expenses	$85,000

In addition to the above expense items, as we proceed with the Discovery Day Property, we shall incur the following additional costs:

On or before date of closing of the asset sale agreement with Bowerman on November 31, 2013, our company will pay Bowerman $25,000 pursuant to the current agreement. Additionally, during the subsequent 12 months from the closing, we anticipate spending an aggregate of $270,000 in the associated categories for operations at the Discovery Day property:

●	$50,000 for Mine Safety and Health Administration (MSHA) and Cal-OSHA safety compliance;

●	$75,000 for underground rehabilitation;

●	$15,000 for environmental permitting compliance;

●	$35,000 for equipment costs;

●	$25,000 for fuel;

●	$20,000 for supplies; and

●	$50,000 for general and administrative items.

Trinity Alps, the parent company to Bowerman, has spent in excess of $130,000 since June 10, 2013, to prepare the Discovery Day mine for operations.

As of July 31, 2013 we had cash of $7,999.

Based on the above estimate of $380,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. Note that this amount does not include any funds that may be required under the terms of our agreement regarding the Discovery Day Property.  We plan to rely on equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended July 31, 2013 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2013 and 2012 are summarized as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		108,847		88,318		347,927		196,615
Other Expenses		19,291		3,030		78,520		3,115
Net Loss		$(128,138)		$(91,348)		$(426,447)		$(199,730)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three and nine months ended July 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2013	2012		2013	2012
Consulting	$75,399	$	Nil	$226,196	$	Nil
Foreign exchange loss (gain)	(78)		81	(163)		400
General and administrative	11,719		13,723	35,803		52,217
Mineral property expense	5,664		54,208	24,414		89,837
Professional fees	16,143		20,306	61,677		54,161
Interest expense	60,156		3,030	119,385		3,115
Gain on termination of partial purchase option agreement	(40,865)		Nil	(40,865)		Nil
Total	$128,138		$91,348	$426,447		$199,730

General and Administrative

For this discussion we have defined general and administrative costs to also include mineral property costs and professional fees.  The $20,529 increase in our general and administrative expenses for the three month period ended July 31, 2013 compared to the three month period ended July 31, 2012 was primarily due to consulting fees incurred with our officers and directors, stock based compensation incurred in 2013 and not in 2012 and a decrease in mineral property expenses. The $151,312 increase in our general and administrative expenses for the nine month period ended July 31, 2013 compared to the nine month period ended July 31, 2012 was primarily due to the same factors.

Other Income/ Expenses

We had $60,156 of interest expense on convertible debt for the three month period ended July 31, 2013.  There was $3,030 of interest expense on convertible debt for the same three month period ended July 31, 2012. We had $119,385 of interest expense on convertible debt for the nine month period ended July 31, 2013.  There was $3,115 of interest expense on convertible debt for the same nine month period ended July 31, 2012. During the period ended July 31, 2013 we were released from the partial purchase option agreement with Natchez Pass that resulted in other income of $40,865 reported as other income.

Liquidity and Capital Resources

Working Capital

	As of July 31, 2013	As of October 31, 2012	Percentage Increase / (Decrease)
Current Assets	$10,499	$18,343	$(42.8)%
Current Liabilities	$845,365	$549,097	$54.0%
Working Deficit	$(834,866)	$(530,754)	$57.3%

Cash Flows

	Nine Month Period Ended July 31, 2013		Nine Month Period Ended July 31, 2012		Percentage Increase / (Decrease)
Cash used for Operating Activities		$157,280		$(194,903)		$(19.3)%
Cash provided by Financing Activities		$150,689		$191,054		$(21.2)%
Cash provided by (used in) Investing Activities	$	Nil	$	Nil	$	Nil %
Net increase (decrease) in Cash		$(6,591)		$(3,849)		$71.2%

We anticipate that we will incur approximately $85,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We also expect to incur $295,000 over the next 12 months pursuant to our obligations on the Discovery Day Property. As of July 31, 2013 we had cash of $7,999, accordingly, we will need to obtain additional financing in order to complete our business plan.

On July 16, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $50,000, which was advanced to our company on July 16, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.08 per share. The loan shall bear interest at a rate of 8% per annum. As of the date of this report, the principle and accrued interest remains unpaid.

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

On April 2, 2013, we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 30 days of April 2, 2013, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $31,000 principal under the note on April 2, 2013.

On May 6, 2013, we entered into a convertible loan agreement with Greg Painter, a director and officer of our company for the sum of $20,000, which was advanced to our company on May 6, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. Our company fully repaid the note without any conversions.

On May 24, 2013, we entered into a convertible loan agreement with Arnold Fagen, a shareholder of our company, for the sum of $40,000, which was advanced to our company on May 24, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. Our company fully repaid the note without any conversions.

On June 14, 2013, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $35,000, which was advanced to our company on June 14, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of US$0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On July 19, 2013, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company for the sum of $60,000, which was advanced to our company on July 19, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

On August 26, 2013, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Fagen had agreed to loan the company $60,000, which was advanced on August 26, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mr. Fagen may provide the company with written notice of conversion at any time to exercise his rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of the company, at the price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $157,280 during the nine month period ended July 31, 2013 and $194,903 during the nine month period ended July 31, 2012. Cash used in operating activities for both periods was funded by cash from financing activities, and a $43,012 decrease in cash used compared to the nine month period end July 31, 2012 was primarily due to more cash expensed on mineral property costs.

Cash Provided by Financing Activities

We generated cash of $150,689 from financing activities during the nine month period ended July 31, 2013 compared to cash generated of $191,054 by financing activities during the nine month period ended July 31, 2012. There was $40,365 more cash received in the prior year. This was primarily due to $50,311 more related party funding in the prior year, less a net advance of $7,000 from third parties.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2013, our company has accumulated losses of $2,263,926 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at July 31, 2013, and the results of its operations and cash flows for the three and nine month periods ended July 31, 2013 and 2012.  The results of operations for the period ended July 31, 2013 is not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassification

The cash flow statement for accumulated amounts from inception to July 31, 2013 has been reclassified to conform to the current quarter presentation.

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

PART II – OTHER INFORMATION

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2013 we issued 2,000,000 common shares in the capital of our company. These shares were issued in connection with subscription and settlement agreements related to the termination of our partial purchase option agreement with Natchez Pass LLC. We issued the securities to three U.S. persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

10.22	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.23	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.24	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.25	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.26	Convertible Loan Agreement between our company and Greg Painter dated May 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.27	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)
10.28	Convertible Loan Agreement between our company and Arnold Fagen dated May 24, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.29	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.30	Convertible Loan Agreement between our company and Patrick Fagen dated June 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2013)
10.31	Convertible Loan Agreement between our company and Patrick Fagen dated July 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2013)
10.32	Termination Agreement between our company and Alta Vista Ventures Ltd. dated September 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

Exhibit Number	Description
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.

Date: September 23, 2013	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: September 23, 2013	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)