Form 10-K
period 2013-10-31
DEL TORO SILVER CORP.
filed 2014-02-11
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	775.782.3999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2013 was $274,591 based on a $0.075 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
21,763,623 common shares as of January 22, 2014.

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Corporate History

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the option to acquire a further 30% interest in, the Dos Naciones Property, located in the state of Sonora, Mexico, in accordance with the terms of a property option agreement with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) dated July 7, 2009. We entered into an amendment agreement dated June 25, 2010, amending certain terms of the option agreement.

In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western United States, that have the potential for near-term production and positive cash flow.

On July 9, 2012, we entered into a further amendment agreement to the Dos Naciones Property option agreement with Alta Vista as amended on June 25, 2010 and October 21, 2010. Pursuant to the terms of the further-amended agreement, Alta Vista agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and the issuance of 400,000 more shares of our common stock to Alta Vista. Alta Vista also agreed to rescind its option to repurchase the property during the option period.

Under the terms of the July 9, 2012 amendment agreement, our company paid a purchase price of $29,658 (Cdn $34,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

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

Because our company did not incur expenditures of Cdn $800,000 by the July 7, 2013 deadline, the option agreement lapsed. Management did not pursue renewing the Dos Naciones Agreement and on September 13, 2013, we entered into a termination agreement with Alta Vista wherein we agreed to terminate the option agreement dated July 7, 2009, as subsequently amended.

During the year ended October 31, 2013, we incurred $8,250 f mineral property costs on the Dos Naciones Property.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. Our company and Bowerman agreed to extensions of the closing date through May 31, 2013 and subsequently through November 30, 2013. Effective November 30, 2013, our company and Bowerman agreed to three additional 90 day extensions for the closing. As of the date of this annual report the agreement has not closed. During the year ended October 31, 2013, our company incurred $5,000 in costs as part of this activity.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

●	$25,000 payable by December 14, 2011 (as of November 30, 2013, the date of the payment has been extended for three additional 90 day extensions, from November 30, 2013, for the closing);

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

In addition to the $6,525,000 aggregate purchase price, we have agreed to incur, within 36 months of the closing, not less than $1,500,000 in exploration, development or operating expenses in respect of the Discovery Day Gold Property. Our company’s work commitment shall be carried out in accordance with a joint operations agreement between our company and Bowerman, also entered into on November 14, 2011, whereby Bowerman and our company have agreed to jointly develop the Discovery Day Gold Property through January 1, 2017.

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

Both Patrick Fagen and Greg Painter, our two directors and officers, are indirectly majority interest holders in Bowerman Holdings LLC, as they have a direct ownership interest in Trinity Alps Resources, Inc., which is the sole member of Bowerman Holdings LLC. Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps Resources, Inc.

On August 31, 2012, and as amended on September 27, 2012, our company entered into a partial purchase option agreement with Natchez Pass, LLC to acquire up to a 67.5% interest, in leasehold interests to land in Pershing County, Nevada. In order to earn the option over a five year period, our company was required to make an aggregate cash payment of $4,005,000 to, or on behalf of, Natchez Pass and certain amounts for the work program on the Natchez Pass Property, and issue up to 5,000,000 restricted shares of common stock to Natchez Pass. If our company fully exercised the option to earn 67.5% interest, our company had an option to earn up to an additional 7.5% interest at the price of $150,000 per point.

On June 6, 2013, we entered into a purchase option termination agreement with Natchez Pass LLC wherein we agreed to terminate the partial purchase option agreement dated August 31, 2012. Pursuant to the purchase option termination agreement, we have been released from all obligations, including all monies owed at that time, under the agreement. Our company has been granted a 5% net smelter royalty related to all the claims under the agreement and shall be paid 5% of the gross sale price which shall not be less than $300,000. Our company issued 2,000,000 shares of our common stock and Natchez Pass shall retain all money paid to it under the partial purchase option agreement.

During the year ended October 31, 2013, our company incurred $10,500 in mineral properties costs and was released from liabilities totaling $40,865, which was included in other income on the consolidated statements of operations. Additionally the 2,000,000 shares issued were valued at $120,000 and included in current year losses. Our company has accumulated $172,548 of net costs on the Natchez Pass Property, since inception of the agreement.

Patrick Fagen, an officer and director of our company, is a direct minority interest holder in Natchez Pass, LLC.

Our Current Business

In November 2011, our management announced that a change of our corporate strategy from that of a junior exploration company to one which targets high grade precious metals properties, located in the western United States, with the potential for near-term production and positive cash flow. Most junior explorers and major explorers have had little interest in such properties due to permitting issues, smaller resource potential and lower projected production rates. We believe that this niche market offers many opportunities ignored or overlooked by the junior gold companies. Our new corporate strategy is to best position our company to capitalize on this opportunity and build shareholder value.

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

Based on our experience, historically strong gold prices along with the popularity of owning physical gold has generated a significant demand in the private and international markets for turnkey, permitted, cost-effective gold producers. We intend to be the industry leader in this market and build shareholder value by diligently implementing our new corporate strategy.

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

The claim block is owned and controlled 100% by Trinity Alps Resources, Inc. with a 2% NSR production royalty payable to Patrick Fagen, president of Trinity Alps. Both Patrick Fagen and Greg Painter, officers and directors of our company, are indirect majority interest holders in Bowerman.

Both Patrick Fagen and Greg Painter, our two directors and officers, are indirectly majority interest holders in Bowerman, as they have a direct ownership interest in Trinity Alps, which is the sole member of Bowerman. Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps.

This property exemplifies our company’s strategy to acquire historical high grade, near term production properties with relatively low operating costs. Our company plans to put the mine back into production in the very near future and commence exploration efforts to better define the resources of the other mines on the property and the entire Knownothing district.

Closing of the acquisition was scheduled to occur by February 12, 2012, unless otherwise agreed by the parties. Pursuant to the terms of the asset sale agreement, on November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013 and subsequently extended the closing date through November 30, 2013. Effective November 30, 2013, our company and Bowerman agreed to three additional 90 day extensions for the closing.

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

Once both parties have successfully executed their respective roles and responsibilities, Noble Mining and our company will share ownership and profits from the toll mill in a 50/50 split. Noble Mining and our company will also partner together with respect to the acquisition of mines that they become aware of through servicing the toll mill customers. The joint venture partnership terms agreement was to terminate 180 days from March 15, 2013. Noble Mining has extended the term for 180 days from October 11, 2013 (expiring on April 9, 2014).

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

Subsidiaries

We have a wholly-owned subsidiary, Minera Plata Del Toro S.A. de C.V., a Mexican corporation.

Research and Development Expenditures

We have incurred $294,315 in mineral property and exploration expenditures over the last two fiscal years.

Employees

As of October 31, 2013, our employees were our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We currently conduct and anticipate that we will continue to conduct most of our business through arrangements with consultants and third parties. Our officers and directors do not have an employment agreement with us.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, at http://www.sec.gov.

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

We intend to carry out an exploration program on our Discovery Day Gold Property that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is no assurance that our exploration activities will result in any discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formation or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Access to the Discovery Day Gold Property is most practical from March through November with a skeleton crew performing care and maintenance from December through February, but road conditions make full scale winter operations at the site difficult. We can attempt to visit, test or explore our mineral properties only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

As we undertake exploration of our mineral properties, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in the United States as we carry out our exploration program. We will be required to prove our compliance with relevant United States environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we initiate a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

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

Greg Painter, our president and chief executive officer, devotes approximately 80% of his working time on providing management services to us and Patrick Fagen, our chief financial officer, devotes approximately 50% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At October 31, 2013 we had a working capital deficit of $848,399. We incurred a net loss of $703,595 for the year ended October 31, 2013 and $2,541,074 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place any property in which we hold an interest into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 6, 2014, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

Item 2.     Properties

Our principal offices are located at 320 North Carson Street, Carson City, Nevada 89701. As of July 2011, our office space is provided to us by our officer and director, Greg Painter, at a cost of $500 per month. This amount currently remains accrued and unpaid. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Closing of the acquisition was scheduled to occur by February 12, 2012, unless otherwise agreed by the parties. On November 13, 2012, our company and Bowerman extended the closing date through May 31, 2013 and subsequently extended the closing date through November 30, 2013. Effective November 30, 2013, our company and Bowerman agreed to three additional 90 day extensions for the closing.

The claim block is owned and controlled 100% by Trinity Alps Resources, Inc. with a 2% NSR production royalty payable to Patrick Fagen, president of Trinity Alps. Both Patrick Fagen and Greg Painter, officers and directors of our company, are indirect majority interest holders in Bowerman.

Both Patrick Fagen and Greg Painter, our two directors and officers, are indirectly majority interest holders in Bowerman, as they have a direct ownership interest in Trinity Alps, which is the sole member of Bowerman. Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps.

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

Discovery Day Gold Property Plan of Operation

Under the asset purchase and joint venture agreements with Bowerman, our company is, in addition to other compensation, required to spend $1,500,000 on exploration, development and operating costs for the property as the earn in for the acquisition of its 60% equity in the property. The agreement outlines a work program focused on the two companies’ shared vision for the property. The three main goals of the work program are to:

1.

Put the mine back into commercial production. The mine was fully operational until underground activities were suspended by the Mine Safety Health Administration (“MSHA”) in May 2010. Prior to the suspension, two areas of the mine, the 400’ and 490’ raises were producing ore which, according to grab sample assays, averaged between .75 and 1.25 ounces per ton. Our company plans to re-commence mining in these two headings immediately after addressing the pending MSHA issues. Based on previous mining efforts these two headings are expected to provide a steady source of quality ore for the mill.

2.

Better define and develop the reserves and resources of the property. None of the 5 mines on the claims have ever been drilled and/or systematically studied so their ultimate potential remains unknown. Our company plans to design and initiate an extensive geological evaluation of the property including surveying, sampling and drilling. Success with this geologic program will provide a better understanding of all of the geologic structures and potentially develop additional sources of ore for the mill to increase production capabilities. This geologic work will be done concurrently with the production mining efforts.

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

The Phase 2 work program is designed to drill test targets identified in Phase 1. Phase 2 consists of underground core drilling (3,000 ft.) and surface core drilling (4,800 ft.) at the Discovery Day mine and surface core drilling (10,000 ft.) at the Hansen mine. Should we proceed with Phase 2, success at the Discovery Day mine would lead to developing near-term reserves for the mill. Success at the Hansen mine would develop a new source of ore immediately adjacent to the mill.

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

The Discovery Day Gold Property is located in the Salmon Mountains of northwestern California, approximately 60 miles southwest of Yreka. The property is approximately 950 acres and consists of 48 unpatented lode claims which encompass most of the Knownothing mining district. Property jurisdiction is under the U.S. Forestry Service (“USFS”) who is responsible for all operations in the Klamath National Forest. The claim block is owned and controlled 100% by Trinity Alps Resources, Inc. with a 2% NSR production royalty payable to Patrick Fagen, president of Trinity Alps Resources, Inc. Mr. Fagen is also an officer and director of our company.

The property is between 2,000 to 4,000 ft. in elevation in steep and forested terrain. Access is good via paved and dirt roads. Mean annual precipitation ranges from 35 to 85 inches per year occurring mainly as rain. A 12-month operating season is possible with some down time for snow removal. A Decision Notice by the USFS in 1995 found no significant impact by the Discovery Day mine operations to any threatened, endangered, or sensitive plant or animal species.

Property Location and Description

The Discovery Day Gold Property consists of 48 contiguous unpatented federal lode mining claims covering approximately 950 acres in the Knownothing mining district, Siskiyou County, California. The Knownothing mining district is located in the Salmon Mountains within the Klamath National Forest at latitude 41°11'44"N longitude 123°19'27"W in Sections 1 and 12, T.9N., R.7E., and Sections 6 and 7, T.9N., R.8E., Humboldt Base and Meridian. The Universal Transverse Mercator (UTM) map datum is in NAD 27, UTM Zone 10. The claims are on both sides of the northeast-trending Bowerman ridge which form the divide between the North Fork of the Knownothing Creek drainage and the Granite Gulch Creek drainage on Bowerman Mountain. The property falls on the Youngs Peak, California 7.5 minute topographic quadrangle (2001 version, scale 1:24,000) with contour intervals of 80 ft. Elevations on the claim block range between 2,000 and 4,040 ft. MSL. The property is approximately 60 miles southwest of Yreka, California and approximately 8 miles by road south of Forks of Salmon, California.

The 48 lode claims are located on federal lands under the jurisdiction of the USFS in the Klamath National Forest. Recording of mining claims and collection of annual claim maintenance fees is administered by the Bureau of Land Management (“BLM”). The Raddlefinger claims were purchased on January 9, 2006 for the sum of $1,200,000 from Lovelock 79.com Inc, a Nevada corporation by Discovery Day LLC, a private limited liability company organized in the State of Nevada, on December 26, 2003. All of the “KM” claims were staked by Discovery Day LLC and recorded on March 12, 2004. Trinity Alps purchased the entire block of 48 claims and all mining assets from Discovery Day LLC on July 24, 2009 for the price $1,475,000.

Figure 1 – Location of Discovery Day Claim

Coquille
Roseburg
Bandon
Myrtle Point
Port Orford
Agness
Gold Beach
Grants Pass
Medford
Jacksonville
Applegate
Ruch
Ashland
Cave Junction
Oregon Caves National Monument
Mt. Ashland
O'Brien
Brookings
Oregon
California
Smith River
Gasquet
SISKIYOU
MOUNTAINS
Happy Camp
Crescent City
Yreka
Fort Jones
Klamath
Etna
Weed
Mt. Shasta
14,162
Somes Bar
Orleans
Mt. Eddy
9,025
Forks of Salmon
Weitchpec
DISCOVERY DAY PROPERTY
Trinidad
Hoopa
TRINITY ALPS
Trinity Center
McKinleyville
Willow Creek
Arcata
Eureka
Weaverville
Fortuna
Ferndale
Redding
Hayfork
Pacific
Ocean

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

Mean annual precipitation in the Salmon River watershed ranges from about 35 inches to about 85 inches. Approximately 90% of the precipitation occurs from October to May from the north Pacific cyclonic storms. The remainder occurs during summer thunderstorms. The climate within much of the Klamath National Forest is influenced by elevation. Elevation on the claim block ranges between 2,000 ft. and 4,041 ft., MSL. Winter precipitation occurs mainly as snow above 4,000 ft., and mainly as rain below 4,000 ft. elevation.

A 12-month operating season is possible with the potential for down time for snow removal during the heaviest of snow events. Fluctuation of the snow level occasionally results in rain falling on snow, causing rapid snow melt. The southern exposure for the mine, man camp and mill site also facilitates the snow melt at these key operating points.

A Galion road grader is used to clear the mine road of snow and small slides. Based on actual operating experience, the most practical operating season is from March through November with a skeleton crew performing care and maintenance from December through February. With the mill facility being located at an elevation of 2550 ft., ore can be stockpiled for milling during the winter season, but road conditions make full scale winter operations at the site difficult.

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

Gold mineralization is present in a series of poorly exposed, sub parallel, narrow, mesothermal gold-quartz veins and fault gouge located adjacent and outward from the Youngs Peak pluton. Placer gold deposits are widespread in local drainages. Gold-quartz veins are typically narrow, ranging from 1 to 10 ft. in thickness and commonly 1 to 4 ft. in thickness. They are comprised of low-sulfide mixtures of white quartz, quartz boudins, irregular quartz stringers, and dark inclusions of pyritic country rock breccia fragments. The veins pinch and swell and may have sharp or diffuse contacts with country rock. Ultimate vein lengths are unknown but are likely greater than 1500 ft. Vein dips are typically southward and vary from 55° to 90°. Gold-bearing, low-angle structures are also present. Gold ores contain a sulfide suite comprised of dominant pyrite and smaller amounts of arsenopyrite, galena, sphalerite, chalcopyrite, and pyrrotite. Sulfides are usually much less than 3%. Visible gold is locally present. Native gold has a tendency to be associated with galena as opposed to other sulfides. Minor silver-rich electrum is present. Liberated gold particles range from 22 to 450 microns. Ore grades range from 1 to 7 opt Au and are typically 1 to 3 opt Au. High-grade pockets of ore comprised of tens’ of ozs gold have been encountered. Silver is not an important credit. Historically, ore has been produced from over a vertical distance of 1500 ft. Individual ore shoots are highly variable and may pinch out horizontally in short distances. Shoots are reported from 25 ft. to 100+ ft. wide and may extend downward over 350 ft. Reliable information on the rake of gold mineralization is not available. Auriferous clay fault gouge containing greater than 1 opt Au has been reported mined from old workings.

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

Drilling and Sampling

The only drill holes on the property are seven surface core holes (2,255 ft.) and five underground drill holes (578 ft.) drilled by Merendon Mining in 2005 and 2006. Surface drilling was conducted largely in front of the Discovery Day mine portal. Underground drilling focused on the Discovery Day vein on lower (haulage) level. Drill hole information is poor. One underground hole encountered significant gold mineralization where it penetrated the Discovery Day vein approximately 100 ft. below the lower (haulage) level. The intercept is 3 ft. grading 0.315 opt Au (not true thickness). No drilling has been conducted on the Gilta, Knownothing, and Hansen vein systems.

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

Summary and Conclusions

Trinity Alps controls nearly the entire Knownothing mining district with no significant competitors. The property encompasses historic gold mines to include the Gilta, Knownothing, and Hansen mines. None of these old mines have been drilled. Most recently, the Discovery Day mine has been developed with modest production. Within the district, high-grade gold ore has been produced over a vertical distance of 1500 ft. Potential exists for 40 to 50 ore shoots per vein system with ore grading 1+ opt Au and local high-grade pockets containing 10 to 30+ opt Au. Additional parallel veins are highly probable. High-grade gold is exposed in the underground workings of the Discovery Day mine. This mineralization has not been drilled systematically. The Hansen mine has never been drilled and offers an attractive target immediately adjacent to the mill. Development of drill targets will require detail geologic mapping, sampling, and surveying of key mine workings. With adequate mill feed, the Discovery Day Gold Property has the milling capacity to produce 25,000 opy gold.

The Natchez Pass Gold Property (a.k.a. the “Nick” Mine)

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

On June 6, 2013, we entered into a purchase option termination agreement with Natchez Pass LLC wherein we agreed to terminate the partial purchase option agreement dated August 31, 2012. Pursuant to the purchase option termination agreement, we have been released from all obligations, including all monies owed at that time, under the agreement. Our company has been granted a 5% net smelter royalty related to all the claims under the agreement and shall be pad 5% of the gross sale price which shall not be less than $300,000. Our company issued 2,000,000 shares of our common stock and Natchez Pass shall retain all money paid to it under the partial purchase option agreement.

The purchase option termination provided for a release from liabilities totaling $40,865. Furthermore, the 2,000,000 shares issued in conjunction with the purchase option termination had a value of $0.06 per share on August 5, 2013 for a total of $120,000. The net loss incurred as of October 31, 2013 as a result of the above agreement was $79,135, which was included in other expenses on the consolidated statements of operations. Our company has accumulated $172,548 of net costs on the property, since inception on the agreement.

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

Natchez Pass is fully permitted for placer production with the existing facilities facilitating a near term production placer mining operation. The mine was in placer operations as recently as 2010. The re-commencement of operations will require minimal repairs to the placer mill onsite, the purchase or lease of dirt moving equipment, and a new reclamation bond to replace the existing one posted with the BLM.

Dos Naciones Property, Mexico

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the option to acquire a further 30% interest in, the Dos Naciones Property, located in state of Sonora, Mexico, in accordance with the terms of a property option agreement with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) dated July 7, 2009. We entered into an amendment agreement dated June 25, 2010, amending certain terms of the option agreement.

The mineral concession that forms the Dos Naciones Property was staked by Minera Alta Vista, S.A. de C.V. (Minera Alta Vista), a Mexican company that is a subsidiary of Alta Vista Ventures Ltd. (formerlyYale Resources Ltd.) Mineral concession Dos Naciones, number 230649, was registered September 28, 2007 and expires September 27, 2057. The concession is registered by the Government of Mexico in Book 366 Page 155 Act 309. This exploration concession covers an area of 2930.8269 ha, and is currently registered in the name of Minera Alta Vista, S.A. de C.V. Title to the concession is currently held in the name of Minera Alta Vista, upon exercise of the option by our company, title to 70% of the concession will be transferred to our wholly owned Mexican subsidiary, Minera Plata Del Toro S.A. de C.V.  The Dos Naciones mineral concession lies within the municipalities of Opodepe and Cucurpe, Sonora. Payments of 40,394.68 pesos are paid every semester, i.e., twice per year, to the Government of Mexico in order to maintain the rights to the mineral concession. This amount increases every two years. Our joint venture partner Alta Vista has spent approximately $100,000 on property exploration to date.

On July 9, 2012, we entered into a further amendment agreement to the Dos Naciones Property option agreement with Alta Vista as amended on June 25, 2010 and October 21, 2010. Pursuant to the terms of the further-amended agreement, Alta Vista agreed to grant our company an option to acquire a further 20% interest in the Dos Naciones Property (for a total of 70%) in consideration of the issuance of 250,000 more shares of our common stock upon signing of the agreement and the issuance of 400,000 more shares of our common stock to Alta Vista. Alta Vista also agreed to rescind its option to repurchase the property during the option period.

Under the terms of the July 9, 2012 amendment agreement, our company paid a purchase price of $29,658 (Cdn $34,000) and has an option to acquire a further 20% interest in the property subject to the following terms:

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

Because our company did not incur expenditures of Cdn $800,000 by the July 7, 2013 deadline, the option agreement lapsed. Management did not pursue renewing the Dos Naciones Agreement and on September 13, 2013, we entered into a termination agreement with Alta Vista wherein we agreed to terminate the option agreement dated July 7, 2009, as subsequently amended.

During the year ended October 31, 2013, we incurred $8,250 of mineral property costs on the Dos Naciones Property.

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

Our common shares were originally quoted for trading on the OTCBB on July 12, 2007. Our trading symbol is “DTOR”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2013	$0.07	$0.02
July 31, 2013	$0.09	$0.02
April 30, 2013	$0.08	$0.04
January 31, 2013	$0.08	$0.04
October 31, 2012	$0.12	$0.07
July 31, 2012	$0.15	$0.03
April 30, 2012	$0.10	$0.05
January 31, 2012	$0.15	$0.05
October 31, 2011	$0.06	$0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor. New York, New York, 10004; telephone number (212) 509-4000; facsimile number (212) 616-7615

As of January 22, 2014, there were 56 holders of record of our common stock. As of such date, 21,763,623 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2013.

Equity Compensation Plan Information

On August 29, 2012, our directors approved the adoption of our 2012 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

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

Includes 2,000,000 stock options issued on September 12, 2012.

Convertible Securities

As of October 31, 2013, we had outstanding options to purchase 2,000,000 shares of our common stock. Of the 2,000,000 options, 575,000 are exercisable at $0.10; 1,065,000 are exercisable at $0.15 and 360,000 are exercisable at $0.20, all for a period of five years through September 12, 2017.

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

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates at the conversion price of price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum. The company has partially repaid this loan. As at October 31, 2013 the balance including accrued interest owing is $89,765.

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

On August 30, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $100,000, which was advanced to our company on August 30, 2012.  The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum. The company has partially repaid this loan. As at October 31, 2013 the balance including accrued interest owing is $63,591.

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

On October 10, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher”).  Under the terms of the securities purchase agreement we issued an 8% convertible note in the aggregate principal amount of $51,500, which is due on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012. Our company has the right to prepay the note within 180 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120 - 140%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012. A principal payment of $23,000 was paid on May 28, 2013 to fully satisfy the remaining balance on the convertible debenture as well as a loss on extinguishment of the debenture totaling $12,500.

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

On April 2, 2013, we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 180 days of April 2, 2013, in consideration of the payment of an amount equal to 145%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $31,000 principal under the note on April 2, 2013. A principal payment of $32,500 was paid on September 24, 2013 to fully satisfy the remaining balance on the convertible debenture as well as a loss on extinguishment of the debenture totaling $14,639.

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

On September 20, 2013, we entered into a convertible loan agreement with Shawn Pennington. Under the terms of the convertible loan agreement, Mrs. Pennington has agreed to loan our company the sum of US$50,000, which was advanced on September 20, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mrs. Pennington may provide our company with written notice of conversion at any time to exercise her rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our Company, at the price of US$0.05 per share. The loan shall bear interest at a rate of 8% per annum.

On October 21, 2013 (the “Issue Date”), we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $51,500, which note matures on July 23, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from the Issue Date, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 30 days of the Issue Date, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal, plus default interest, if any. Our company has the right to a second prepayment of the note which is 31 days following the Issue Date and ending on the date which is 60 days from the Issue Date, in consideration of the payment of an amount equal to 125%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal, plus default interest, if any, and plus any amounts owed to Asher. Our company has additional payment rights if prepayment is made within 180 days from the Issue Date, as detailed in the convertible promissory note dated October 21, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended October 31, 2013.

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2013 and October 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our plan of operation is to carry out exploration work, if warranted, on the Discovery Day Property, in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold, silver, and copper but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not any of the properties that we hold an interest in contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

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

We intend to proceed with the plan of operation for the Discovery Day Gold Property, as described herein under Item 2 – Properties. At this time, such plans are preliminary in nature and remain subject to additional due diligence and financing.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost

Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	100,000
General and administrative expenses	50,000
Total Expenses	$150,000

In addition to the above expense items, as we proceed with the Discovery Day Property, we shall incur the following additional costs:

On or before date of closing of the asset sale agreement with Bowerman, our company will pay Bowerman $25,000 pursuant to the current agreement. Additionally, during the subsequent 12 months from the closing, we anticipate spending an aggregate of $270,000 in the associated categories for operations at the Discovery Day property:

●	$50,000 for Mine Safety and Health Administration (MSHA) and Cal-OSHA safety compliance;

●	$75,000 for underground rehabilitation;

●	$15,000 for environmental permitting compliance;

●	$35,000 for equipment costs;

●	$25,000 for fuel;

●	$20,000 for supplies; and

●	$50,000 for general and administrative items.

Trinity Alps, the parent company to Bowerman, has informed us that it has spent in excess of $130,000 (unaudited) since June 10, 2013, to prepare the Discovery Day mine for operations.

As October 31, 2013 we had cash of $32,805.

Based on the above estimate of $445,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. Note that this amount does not include any funds that may be required under the terms of our agreement regarding the Discovery Day Property. We plan to rely on equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2013 and 2012 which are included herein.

Our operating results for the years ended October 31, 2013 and 2012 are summarized as follows:

	Years Ended October 31,
	2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$454,350		$734,977
Other Expenses		$249,245		$30,533
Net Loss		$(703,595)		$(765,510)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Discovery Day Gold Property, or other mineral properties we may acquire from time to time, and of which there are no assurances. Although Natchez Pass, LLC has not yet secured a sale agreement for the Natchez Pass (“Nick”) mine, per our agreement with Natchez Pass we will receive a minimum of $300,000 at the time the Nick Mine does sell.

Expenses

Our expenses for the years ended October 31, 2013 and 2012 are outlined in the table below:

	Years Ended October 31,
	2013		2012
Consulting		$301,595	$381,614
Foreign exchange loss (gain)		$(246)	$313
General and administrative		47,914	65,739
Mineral property expense		24,414	190,766
Professional fees		80,673	96,454

Other (Income) Expenses:
Accretion on discount of convertible debt		81,387	Nil
Interest expense		44,832	9,726
Loss on termination of partial purchase option agreement		79,135	Nil
Loss on extinguishment of debt		43,891	Nil
(Gain)/loss on settlement of debt	$	Nil	$20,807
Total		$703,595	$765,510

General and Administrative Expenses

The $17,825 decrease in our operating expenses for year ended October 31, 2013 compared to October 31, 2012 was primarily due to a decrease in mineral property expenses.

Interest Expenses

Our interest expenses increased by $35,106 during the year ended October 31, 2013 primarily due to an increase in financing activity.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees decreased by $15,781 during the year ended October 31, 2013.

Consulting Expenses

Our consulting expenses decreased by $80,019 during year ended October 31, 2013 due to more charges by our company’s officers and directors to our company in the prior year than the current year.

Liquidity and Capital Resources

Working Capital

	As at October 31, 2013	As at October 31, 2012	Percentage Increase / (Decrease)
Current Assets	$38,769	$18,343	$111.36%
Current Liabilities	$887,168	$549,097	$61.57%
Working Capital	$(848,399)	$(530,754)	$(59.85)%

Cash Flows

	As at October 31, 2013	As at October 31, 2012	Percentage Increase / (Decrease)
Cash used in Operating Activities	$(218,877)	$(76,017)	$187.93%
Cash provided by Financing Activities	$237,091	$66,519	$256.43%
Net Increase (Decrease) in Cash	$18,214	$(9,498)	$291.78%

We anticipate that we will incur approximately $445,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of October 31, 2013 we had cash of $32,805. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $218,877 during the year ended October 31, 2013 and $76,017 during the year ended October 31, 2012. The increase in cash used for operating activities was attributed primarily to increases expenses incurred to terminate partial purchase agreement and third party financing costs.

Cash from Investing Activities

We generated cash of $Nil in investing activities during the years ended October 31, 2013 and 2012.

Cash from Financing Activities

We generated cash of $237,091 from financing activities during the year ended October 31, 2013 compared to cash of $66,519 generated from financing activities during the year ended October 31, 2012. The increase in cash received from financing activities was primarily attributed to increases in proceeds from issuances of convertible debentures and proceeds from related parties.

Disclosure of Outstanding Share Data

As of the date of this annual report, we have 21,763,623 shares of common stock issued. We have 2,000,000 options to acquire additional shares of common stock of which 575,000 are exercisable at $0.10 per share, 1,065,000 are exercisable at $0.15 per share 360,000 are exercisable at $0.20 per share commencing March 12, 2014. We do not have shares of any other class issued and outstanding as at the date of this report.

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

Also on May 26, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $94,000, the first installment of which was received on December 8, 2011 and which remaining funds have been advanced in installments by Mr. Fagen. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from each of the advancement dates at the conversion price of price of $0.06 per share. The loan shall bear interest at a rate of 8% per annum. The principal balance as of October 31, 2013 was $83,260.

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

On August 30, 2012, we entered into a convertible loan agreement with Patrick Fagen, a director and officer of our company, for the sum of $100,000, which was advanced to our company on August 30, 2012. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of $0.10 per share. The loan shall bear interest at a rate of 8% per annum. The principal balance as of October 31, 2013 was $63,591.

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

On October 10, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the securities purchase agreement we issued an 8% convertible note in the aggregate principal amount of $51,500, which note matures on July 15, 2013 and may be converted into shares of our company's common stock at a rate of 58% of the market price on any conversion date, any time after 180 days from October 10, 2012. Our company has the right to prepay the note within 60 days of October 10, 2012, in consideration of the payment of an amount in cash equal to 120%, multiplied by the sum of: the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the $51,500 principal under the note on October 15, 2012. As of October 31, 2013, the note was fully satisfied by conversion of $28,500 to 2,311,383 shares of common stock and a $23,000 principal repayment.

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

On April 2, 2013, we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 4, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from April 2, 2013, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 180 days of April 2, 2013, in consideration of the payment of an amount equal to 145%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal. Our company received the sum of $31,000 principal under the note on April 2, 2013. The note was fully repaid on September 24, 2013.

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

On September 20, 2013, we entered into a convertible loan agreement with Shawn Pennington. Under the terms of the convertible loan agreement, Mrs. Pennington has agreed to loan our company the sum of US$50,000, which was advanced on September 20, 2013. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date. Mrs. Pennington may provide our company with written notice of conversion at any time to exercise her rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares of our Company, at the price of US$0.05 per share. The loan shall bear interest at a rate of 8% per annum.

On October 21, 2013 (the “Issue Date”), we entered into a securities purchase agreement with Asher. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $51,500, which note matures on July 23, 2014 and may be converted into shares of our company’s common stock at any time after 180 days from the Issue Date, subject to adjustments as further set out in the note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for our company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company has the right to prepay the note within 30 days of the Issue Date, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal, plus default interest, if any. Our company has the right to a second prepayment of the note which is 31 days following the Issue Date and ending on the date which is 60 days from the Issue Date, in consideration of the payment of an amount equal to 125%, multiplied by the sum of the then outstanding principal amount of the note plus accrued and unpaid interest on the unpaid principal, plus default interest, if any, and plus any amounts owed to Asher. Our company has additional payment rights if prepayment is made within 180 days from the Issue Date, as detailed in the convertible promissory note dated October 21, 2013.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2013, our company has accumulated losses of $2,541,074 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Convertible Debentures

Our company records convertible debt in accordance with ASC 470-20 “Debt with Conversion”. Each convertible note is subject to the terms of the loan agreement. If at issuance, a note contains a beneficial conversion feature, our company records the convertible note at the discounted value of the debt without inclusion of the value of the beneficial conversion feature.

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

Item 8.         Financial Statements and Supplementary Data

EXCELSIS
International Tax and Accounting Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Del Toro Silver Corp:

We have audited the accompanying consolidated balance sheets of Del Toro Silver Corp. (an Exploration Stage Company) as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception (January 9, 2006) to date. Del Toro Silver Corp's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Del Toro Silver Corp. from inception (January 9, 2006) to October 31, 2011 were audited by other auditors. The consolidated financial statements for the period from inception (January 9, 2006) to October 31, 2011 reflect a net loss of $1,071,969 of the cumulative totals. The auditors' report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Toro Silver Corp as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2013 and from inception to date, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the accompanying consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of exploration activities. These factors and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Excelsis Accounting Group

Excelsis Accounting Group
Reno, Nevada
February 6, 2014

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

DEL TORO SILVER CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2013 AND OCTOBER 31, 2012

	October 31, 2013	October 31, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$32,805	$14,590
Prepaid expense	5,964	3,753
TOTAL CURRENT ASSETS	38,769	18,343

TOTAL ASSETS	$38,769	$18,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,220	$16,804
Convertible debenture, net of unamortized discount of $58,468 (2013) and $-0- (2012)	43,032	51,500
Shareholder convertible loan	814,249	421,763
Due to related party	18,667	59,030
TOTAL CURRENT LIABILITIES	887,168	549,097

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES	887,168	549,097

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 21,763,623 (2012 - 17,452,240) shares	21,764	17,452
Additional paid-in capital	1,670,911	1,289,273
Deficit accumulated during exploration stage	(2,541,074)	(1,837,479)
TOTAL STOCKHOLDERS' DEFICIT	(848,399)	(530,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,769	$18,343

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE DATE OF INCEPTION TO OCTOBER 31, 2013

	October 31, 2013	October 31, 2012	Accumulated Amounts From Inception to October 31, 2013
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$2,692
Consulting fee	301,595	381,614	980,163
Foreign exchange (gain) loss	(246)	313	(2,470)
General and administrative	47,914	65,739	206,882
Mineral property costs	24,414	190,766	468,273
Professional fees	80,673	96,545	514,238
Write-down of property and equipment	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	454,350	734,977	2,171,616

OTHER INCOME (EXPENSES):

Accretion of discount on convertible debt	(81,387)	-	(136,387)
Interest expense	(44,832)	(9,726)	(62,093)
Loss on termination of partial purchase option agreement	(79,135)	-	(79,135)
Loss on change in fair value of derivative liability	-	-	(14,962)
Loss on extinguishment of debt	(43,891)	-	(43,891)
Gain/(loss) on settlement of debt	-	(20,807)	(32,990)
TOTAL OTHER INCOME (EXPENSES)	(249,245)	(30,533)	(369,458)

NET LOSS	$(703,595)	$(765,510)	$(2,541,074)

Basic and diluted net loss per common share	$(0.04)	$(0.05)
Weighted average number of basic and diluted common shares outstanding	$19,042,458	$15,806,487

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FROM INCEPTION

JANUARY 9, 2006 TO OCTOBER 31, 2013

	Common Shares		Additional	Share Subscriptions	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Received in Advance	Exploration Stage	Stockholders' Equity (Deficit)

Balance January 9, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	8,750,000	8,750	114,750	-	-	123,500
Net loss for the period	-	-	-	-	(22,176)	(22,176)
Balance October 31, 2006	8,750,000	8,750	114,750	-	(22,176)	101,324
Issuance of common stock for mineral property	10,000	10	2,190	-	-	2,200
Net loss for the period	-	-	-	-	(69,538)	(69,538)
Balance October 31, 2007	8,760,000	8,760	116,940	-	(91,714)	33,986
Issuance of common stock for mineral property	20,000	20	9,740	-	-	9,760
Net loss for the period	-	-	-	-	(86,666)	(86,666)
Balance October 31, 2008	8,780,000	8,780	126,680	-	(178,380)	(42,920)
Issuance of common stock for cash	1,055,135	1,055	157,215	-	-	158,270
Net loss for the period	-	-	-	-	(135,825)	(135,825)
Balance October 31, 2009	9,835,135	9,835	283,895	-	(314,205)	(20,475)
Issuance of common stock for mineral property	600,000	600	129,900	-	-	130,500
Issuance of common stock for consulting service	100,000	100	20,900	-	-	21,000
Fair value of stock options granted	-	-	245,710	-	-	245,710
Share subscriptions received in advance	-	-	-	109,950	-	109,950
Net loss for the year	-	-	-	-	(514,001)	(514,001)
Balance October 31, 2010	10,535,135	10,535	680,405	109,950	(828,206)	(27,316)
Issuance of common stock for cash	3,875,000	3,875	270,524	(109,950)	-	164,449
Issuance of common stock to settle debt	237,500	237	14,013	-	-	14,250
Issuance of common stock for conversion of debt debenture	814,605	815	34,185	-	-	35,000
Share issuance costs	-	-	(16,494)	-	-	(16,494)
Fair value of beneficial conversion feature	-	-	69,962	-	-	69,962
Net loss for the period	-	-	-	-	(243,763)	(243,763)
Balance October 31, 2011	$15,462,240	$15,462	$1,052,595	$-	$(1,071,969)	$(3,912)
Issuance of common stock for consulting service	1,590,000	1,590	132,410	-	-	134,000
Issuance of common stock for mineral property	400,000	400	33,600			34,000
Share issuance costs	-	-	(2,946)	-	-	(2,946)
Fair value of stock options granted	-	-	73,614	-	-	73,614
Net loss for the period	-	-	-	-	(765,510)	(765,510)
Balance October 31, 2012	$17,452,240	$17,452	$1,289,273	$-	$(1,837,479)	$(530,754)
Issuance of common stock for Conversion of debt debenture	574,714	575	9,425	-	-	10,000
Issuance of common stock for Conversion of debt debenture	870,690	871	9,229	-	-	10,100
Issuance of common stock for Conversion of debt debenture	865,979	866	7,534	-	-	8,400
Fair value of stock options granted	-	-	97,595	-	-	97,595
Fair value of beneficial conversion feature	-	-	139,855	-	-	139,855
Issuance of common stock for termination of partial purchase agreement	2,000,000	2,000	118,000	-	-	120,000
Net loss for the period	-	-	-	-	(703,595)	(703,595)
Balance October 31, 2013	$21,763,623	$21,764	$1,670,911	$-	$(2,541,074)	$(848,399)

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE DATE OF INCEPTION TO OCTOBER 31, 2013

	For the Twelve Months Ended		Accumulated Amounts From Inception to
	October 31, 2013	October 31,2012	October 31, 2013
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(703,595)	$(765,510)	$(2,541,074)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	81,387	-	136,387
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	204,000	421,763	625,763
Shares issued for mineral property	-	34,000	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	134,000	134,000
Shares issued to terminate partial purchase agreement	120,000	-	120,000
Share-based compensation	97,595	73,614	437,919
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Receivables	-	616	-
Prepaid expenses	(2,211)	18,180	(5,964)
Related party liabilities	(10,468)	-	(10,468)
Accounts payable and accrued liabilities	(5,584)	7,320	53,092
CASH USED FOR OPERATING ACTIVITIES	(218,876)	(76,017)	(828,150)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	(2,946)	536,729
Proceeds from issuance of convertible debenture	211,500	91,500	358,000
Proceeds from (paid to) related parties	158,591	17,965	176,756
Repayment of convertible debenture	(133,000)	(40,000)	(206,000)
CASH PROVIDED BY FINANCING ACTIVITIES	237,091	66,519	865,485

NET INCREASE (DECREASE) IN CASH	18,215	(9,498)	32,805
CASH, BEGINNING OF PERIOD	14,590	24,088	-
CASH, END OF PERIOD	$32,805	$14,590	$32,805

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$28,500	$-	$63,500
Shares issued to settle debt	$-	$-	$14,250
Unamortized debt discount	$58,468	$-	$58,468
SUPPLEMENTAL DISCLOSURE
Interest paid	$18,571	$9,726	$34,432
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2013, the Company has not earned any revenue, has a working capital deficit of $848,399, and an accumulated deficit of $2,541,074. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is October 31.

Consolidation – These consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Mineral Plata Del Toro S.A. de C.V. All significant intercompany transactions have been eliminated.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Use of Estimates – The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, convertible debt, derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Prepaid Expenses – Prepaid expenses are expenses paid by the Company in cash or stock before they are used or consumed.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

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

Income Taxes – The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

As of October 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2009 to 2012. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

Loss per Share – The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

OCTOBER 31, 2013 AND 2012

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

The Company’s financial instruments consist principally of cash, , accounts payable, accrued liabilities, amounts due to related parties, and convertible debentures. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Comprehensive Loss – ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2013 and 2012, the Company had no items that represent comprehensive income or loss.

Stock Based Compensation – The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

NOTE 3 – MINERAL PROPERTIES

Dos Naciones

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Dos Naciones Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Dos Naciones Agreement, the Company paid a purchase price of $29,658 (Cdn $34,000) and had an option to acquire a further 20% interest in the property subject to the following terms:

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

Because the Company did not pay Cdn $800,000 by the July 7, 2013 deadline, the option agreement is no longer applicable. Management has not pursued renewing the Dos Naciones Agreement as of October 31, 2013.

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

Discovery Day Gold Property

The Company entered into an agreement with Bowerman Holdings, LLC (“Bowerman”) on November 14, 2011 in which it can acquire up to 75% of Bowerman’s interest in various mining claims located in Siskiyou County, California, known as the Discovery Day Gold Property.  The original expected closing of the acquisition was November 30, 2013, but has since been modified to include three additional 90 day extensions for the closing.  As of the date of the auditor’s report the agreement has not closed.  During the year ended October 31, 2013, the Company incurred $5,000 in costs as part of this activity.

Both Patrick Fagen and Greg Painter, the Company’s two directors and officers, are indirectly majority interest holders in Bowerman Holdings LLC, as they have a direct ownership interest in Trinity Alps Resources, Inc., which is the sole member of Bowerman Holdings LLC. Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps Resources, Inc.

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

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

The purchase option termination provided for a release from liabilities totaling $40,865. Furthermore, the 2,000,000 shares issued in conjunction with the purchase option termination had a value of $0.06 per share on August 5, 2013 for a total of $120,000. The net loss incurred as of October 31, 2013 as a result of the above agreement was $79,135, which was included in other expenses on the consolidated statements of operations. The Company has accumulated $172,548 of net costs on the property, since inception on the agreement.

Patrick Fagen, an officer and director of the Company, is a direct minority interest holder in Natchez Pass, LLC.

NOTE 4 – COMMON SHARES

Year Ended October 31, 2012

●	On January 31, 2012, the Company issued 300,000 common shares for prepaid consulting services of $30,000 less the share issuance costs of $2,928.
●	On February 29, 2012, the Company issued 40,000 common shares for consulting services of $4,000, less share issuance costs of $18.
●	On July 9, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $16,000 to mineral property costs.
●	On September 14, 2012 the Company issued 200,000 common shares as part of the Dos Naciones Agreement described in Note 3 and charged $18,000 to mineral property costs.
●	On October 31, 2012 the Company issued 1,250,000 common shares as part of the agreement described in Note 7 for consulting services of $100,000.

Year Ended October 31, 2013

●	On April 24, 2013, the Company issued 574,714 common shares to partially settle convertible debenture of $10,000.
●	On May 10, 2013, the Company issued 870,690 common shares to partially settle convertible debenture of $10,100.
●	On May 23, 2013, the Company issued 865,979 common shares to partially settle convertible debenture of $8,400.
●	On August 5, 2013 the Company issued 2,000,000 common shares to terminate the partial purchase agreement with Natchez Pass.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, October 31, 2013	-	-

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

As of October 31, 2013, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

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

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of October 31, 2013 and October 31, 2012, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2012	2,000,000	0.145
Outstanding and exercisable, October 31, 2013	2,000,000	0.145	3.86

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of October 31, 2013, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life (years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012. For the year ended October 31, 2013 and 2012, the Company recognized $97,596 and $73,614 as compensation cost, respectively. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

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

Additional information on these agreements as of October 31, 2013 and 2012 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	October 31, 2013	October 31, 2012
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 10/31/13 was $7,957	$101,215	$93,946

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 10/31/13 was $5,184.	55,184	51,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $-0-.	63,591	101,381

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $7,295.	132,295	126,045

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 10/31/13 was $6,465.	244,465	34,072

On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $1,335.	16,335	15,135

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $2,849.	42,849	-

On May 6, 2013 an agreement was formalized for the advancement of $20,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 6/25/13.	-	-

On May 24, 2013 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 7/22/13.	-	-

On June 14, 2013 an agreement was formalized for the advancement of $35,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $1,066.	36,066	-

On July 19, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $1,368.	61,368	-

On August 26, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 10/31/13 was $881.	60,881	-

Total Convertible Loans Payable to Related Parties	$814,249	$421,763

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

The Company is in debt to officers and directors of the Company for an additional $18,667 and $18,165 as of October 31, 2013 and October 31, 2012, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

Furthermore, the Company’s officers and directors have material interests in Bowerman Holdings, LLC and Natchez Pass, LLC. Activity with these entities is described in Note 3.

NOTE 8 – CONVERTIBLE DEBENTURES

On October 10, 2012 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 15, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 8, 2013 (180 days from the issuance date), at a conversion price equal to 58% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 8, 2013, in consideration of the payment of cash equal to 120% to 140% of the outstanding balance plus accrued interest. A total of $28,500 of the debenture was converted to common stock (Note 4) during the year ended October 31, 2013.  The Company has recognized interest expense and discount accretion related to the debt and equity portion of the convertible debenture totaling $33,369 for the year ended October 31, 2013. A principal payment of $23,000 was paid on May 28, 2013 to fully satisfy the remaining balance on the convertible debenture as well as a loss on extinguishment of the debenture totaling $12,500.

 DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

On February 12, 2013 the Company issued a convertible debenture with a non-related party for $37,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before November 14, 2013. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing August 11, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from February 12, 2013, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. The Company has recognized interest expense and discount accretion related to the debt and equity portion of the convertible debenture totaling $28,487 for the year ended October 31, 2013. A principal payment of $37,500 was paid on August 27, 2013 to fully satisfy the remaining balance on the convertible debenture as well as a loss on extinguishment of the debenture totaling $16,752.

On April 2, 2013 the Company issued a convertible debenture with a non-related party for $32,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before January 4, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing September 29, 2013 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from April 2, 2013, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. The Company has recognized interest expense and discount accretion related to the debt and equity portion of the convertible debenture totaling $21,777 for the year ended October 31, 2013. A principal payment of $32,500 was paid on September 24, 2013 to fully satisfy the remaining balance on the convertible debenture as well as a loss on extinguishment of the debenture totaling $14,639.

On September 20, 2013 the Company issued a convertible debenture with a non-related party for $50,000. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. The debenture is convertible into common shares of the Company commencing from the date of issuance, at a conversion price of $0.05 per share. A total of $1,139 of interest has been accreted for the year ended October 31, 2013 and the unamortized discount was $8,861 as of October 31, 2013 related to the intrinsic value of the beneficial conversion feature.

On October 21, 2013 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 23, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 19, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $1,893 of interest has been accreted for the year ended October 31, 2013 and the unamortized discount was $49,607 as of October 31, 2013 related to the intrinsic value of the beneficial conversion feature.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of October 31, 2013 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – INCOME TAXES

The Company has net operating losses carried forward of $1,461,584 available to offset taxable income in future years which expire beginning in fiscal 2028.

The Company is subject to the United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
Net loss before income taxes per financial statements	$(703,595)	$(765,510)
Income tax rate	34%	34%
Income tax recovery	(239,222)	(260,273)
Permanent differences and other	106	(629)
Change in valuation allowance	239,116	260,902
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as of October 31, 2012 and 2011 are as follows:

	2013	2012
Mineral property costs	$159,213	$150,912
Stock based compensation	58,211	25,029
Net operating losses carried forward	496,939	329,222
Share issuance costs	6,610	6,610
Valuation allowance	(720,973)	(511,773)
Net deferred income tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

As previously announced, on November 14, 2011, the Company, entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 31, 2013, however the Company and Bowerman had extended the closing date of the Asset Sale Agreement to November 30, 2013.

Effective November 30, 2013, the Company and Bowerman have agreed to three additional 90 day extensions for the closing.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

On December 18, 2013 (the “Issue Date”), the Company entered into a securities purchase agreement with a non-related party. Under the terms of the agreement the Company issued an 8% convertible promissory note, in the principal amount of $31,500, which note matures on September 20, 2014 and may be converted into shares of the Company’s common stock at any time after 180 days from the Issue Date, subject to adjustments as further set out in the Note. The conversion price shall be at a variable conversion rate of 50% multiplied by the market price, being the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ended on the latest complete trading day prior to the conversion date, subject to adjustments as further set out in the Note.

The Company has the right to prepay the Note within 30 days of the Issue Date, in consideration of the payment of an amount equal to 120%, multiplied by the sum of the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal, plus default interest, if any, and plus any amounts owed to the lender.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.     Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Greg Painter	President, Chief Executive Officer, Secretary, Treasurer and Director	65	July 6, 2011
Patrick Fagen	Chief Financial Officer and Director	56	August 24, 2011

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

Mr. Painter has a Master’s degree in Education from the Stanford University and a BA in English Literature from Stanford. Mr. Painter also received his General Contractor designation from the State of Nevada. Mr. Painter has been self-employed since 1983 in various construction and development businesses.

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

4.

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-KSB with the Securities and Exchange Commission on September 19, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2013 and 2012; and

(d)

up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Painter(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil 60,000	Nil Nil	Nil Nil	Nil Nil	120,000(3) 95,000(3)	120,000 155,000
Patrick Fagen(2) Chief Financial Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil 40,000	Nil Nil	Nil Nil	Nil Nil	84,000(3) 64,000(3)	84,000 104,000

(1)	Greg Painter was appointed president, secretary, treasurer, chief financial officer and as a director on July 6, 2011.
(2)	Patrick Fagen was appointed chief financial officer and as a director on August 24, 2011.
(3)	The amount has been recorded in the accounts of our company, but has not been paid.

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

We entered into consulting agreements, effective September 1, 2012, with Greg Painter, for services performed as our company’s president, chief executive officer and Patrick Fagen, for services performed as our company’s chief financial officer. Mr. Painter and Mr. Fagen are also directors of our company. The agreements with Greg Painter and Patrick Fagen expired on August 31, 2013 and are currently in the process of being renewed, and until such time will continue under the same terms as the previous agreements.

Stock Option Plan

On August 29, 2012 our directors approved the adoption of our 2012 Stock Option Plan which permits our company to grant up to 5,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2012 Grants of Plan-Based Awards

On September 12, 2012, Greg Painter was granted an aggregate of 750,000 stock options. Of these stock options 200,000 have an exercise price of $0.10; 400,000 have an exercise price of $0.15; and 150,000 have an exercise price of $0.20. All of the 750,000 stock options are exercisable until September 12, 2017.

On September 12, 2012, Patrick Fagen was granted an aggregate of 750,000 stock options. Of these stock options 200,000 have an exercise price of $0.10; 400,000 have an exercise price of $0.15; and 150,000 have an exercise price of $0.20. All of the 750,000 stock options are exercisable until September 12, 2017.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Greg Painter (1)	200,000	Nil	-	0.10	Sept. 12, 2017	-	-	-	-
	400,000	Nil	-	0.15	Sept. 12, 2017	-	-	-	-
	150,000	150,000	-	0.20	Sept. 12, 2017	150,000	30,000	-	-
Patrick Fagen (2)	200,000	Nil	-	0.10	Sept. 12, 2017	-	-	-	-
	400,000	Nil	-	0.15	Sept. 12, 2017	-	-	-	-
	150,000	150,000	-	0.20	Sept. 12, 2017	150,000	30,000	-	-

(1)	Greg Painter was appointed as a director of our company on July 6, 2011.

(2)	Patrick Fagen was appointed as a director of our company on August 24, 2011.

Option Exercises

During our fiscal year ended October 31, 2013, there were no options exercised by our named officers.

Compensation of Directors

We entered into consulting agreements, effective September 1, 2012, with Greg Painter, for services performed as our company’s president, chief executive officer and Patrick Fagen, for services performed as our company’s chief financial officer. Mr. Painter and Mr. Fagen are also directors of our company.

Pursuant to the terms of the consulting agreement with Greg Painter, compensation for the provision of services for the 14 months prior to the effective date was $75,000 and the issuance of 750,000 shares of common stock of our company. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion due after the effective date at the rate of 5% per annum. Until such time as this payment has been made, Greg Painter shall be entitled to convert the cash portion due and any accrued interest into additional shares of our company at the conversion price of $0.10 per share. The 750,000 common shares were issued to Mr. Painter on October 31, 2012 at a deemed value of $0.08 per share.

Compensation to Greg Painter under the consulting agreement shall be $10,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at the rate of 5% per annum. At the end of the term of Greg Painter’s consulting agreement, Mr. Painter may elect to have all accrued and unpaid compensation including unpaid interest, payable in common shares of our company based on the price of 80% of the average closing prices for the five trading days prior to the end of the term. The agreement with Greg Painter expired on August 31, 2013 and is currently in the process of being renewed. The amounts payable under the agreement continue to accrue.

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

Compensation to Patrick Fagen under the consulting agreement shall be $7,000 per month. The cash portion shall continue to accrue and interest shall accrue on the unpaid balance of the cash portion at the rate of 5% per annum. At the end of the term of Patrick Fagen’s consulting agreement, Mr. Fagen may elect to have all accrued and unpaid compensation including unpaid interest, payable in common shares of our company based on the price of 80% of the average closing prices for the five trading days prior to the end of the term. The agreement with Patrick Fagen expired on August 31, 2013 and is currently in the process of being renewed. The amounts payable under the agreement continue to accrue.

On October 31, 2012, our company issued an aggregate of 1,250,000 common shares of capital stock pursuant to the terms of consulting agreements dated September 1, 2012 with Greg Painter, our company's president, chief executive officer, secretary, treasurer and director and with Patrick Fagen, our company's chief financial officer and director. We issued 750,000 common shares to Mr. Painter and 500,000 common shares to Mr. Fagen at a deemed value of $0.08 per share.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 22, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Greg Painter 2436 Jacks Valley Road Genoa, NV	Common	2,269,849(2)	10.43%

Patrick Fagen 2229 Tahoe Vista Dr. South Lake Tahoe, CA	Common	3,611,298(2)(3)	16.59%

Directors and Officers as a group	Common	5,881,147	27.02%

Mark A. McLeary 2200 - 1177 W Hastings St. Vancouver, BC, Canada	Common	4,950,000	22.74%

(1)

Based on 21,763,623 shares of common stock issued and outstanding as of January 22, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes options to acquire an aggregate of 750,000 shares of common stock by each of Mr. Painter and Mr. Fagen, exercisable within 60 days.
(3)

Includes the following common shares held indirectly by Patrick Fagen:

-     575,000 common shares held in the name of the Patrick Fagen IRA Account; and

-     365,000 common shares held in the name of the Grant Fagen Custodial Account.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Both Patrick Fagen and Greg Painter, our two directors and officers, are indirectly majority interest holders in Bowerman Holdings LLC, as they have a direct ownership interest in Trinity Alps Resources, Inc., which is the sole member of Bowerman Holdings LLC. Collectively, Messrs. Fagen and Painter hold a majority interest in Trinity Alps Resources, Inc.

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2013 and for fiscal year ended October 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2013 $	October 31, 2012 $
Audit Fees	21,000	21,000
Audit Related Fees	Nil	Nil
Tax Fees	2,500	2,500
All Other Fees	Nil	Nil
Total	23,500	23,500

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

10.9	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)

10.10	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.11	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)

10.12	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)

Exhibit Number	Description

10.13	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.14	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.15	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)

10.16	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.17	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.18	Convertible Loan Agreement between our company and Patrick Fagen dated September 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)

10.19	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2012)

10.20	Convertible Loan Agreement between our company and Patrick Fagen dated December 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2012)

10.21

Partial Purchase Option Agreement, Second Amendment between our company and Natchez Pass LLC dated January 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013)

10.22	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)

10.23	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)

10.24*	Letter of Intent between our company and Noble Mining Inc. dated March 15, 2013.

10.25	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

10.26	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

10.27	Convertible Loan Agreement between our company and Greg Painter dated May 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)

10.28	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)

10.29	Convertible Loan Agreement between our company and Arnold Fagen dated May 24, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.30	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.31	Convertible Loan Agreement between our company and Patrick Fagen dated June 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2013)

10.32	Convertible Loan Agreement between our company and Patrick Fagen dated July 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2013)

10.33	Termination Agreement between our company and Alta Vista Ventures Ltd. dated September 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)

Exhibit Number	Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.
(Registrant)

Dated: February 11, 2014	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 11, 2014	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 11, 2014	/s/ Greg Painter
Greg Painter
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer )

Dated: February 11, 2014	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)