Form 10-Q
period 2014-01-31
DEL TORO SILVER CORP.
filed 2014-03-18
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

21,763,623 common shares issued and outstanding as of March 10, 2014.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended January 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JANUARY 31, 2014 (UNAUDITED) AND OCTOBER 31, 2013

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2014 AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$1,579	$32,805
Prepaid expense	5,553	5,964
TOTAL CURRENT ASSETS	7,132	38,769

TOTAL ASSETS	$7,132	$38,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,324	$11,220
Convertible debenture, net of unamortized discount of $62,292 (2014) and $58,468 (2013)	70,708	43,032
Shareholder convertible loan	848,604	814,249
Due to related party	19,850	18,667
TOTAL CURRENT LIABILITIES	954,486	887,168

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES	954,486	887,168

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 21,763,623 (2013 - 21,763,623) shares	21,764	21,764
Additional paid-in capital	1,708,717	1,670,911
Deficit accumulated during exploration stage	(2,677,835)	(2,541,074)
TOTAL STOCKHOLDERS' DEFICIT	(947,354)	(848,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,132	$38,769

 DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE DATE OF INCEPTION TO JANUARY 31, 2014

	For the Three Months Ended January 31, 2014	For the Three Months Ended January 31, 2013	Accumulated Amounts From Inception to January 31, 2014
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$2,692
Consulting fee	58,806	75,399	1,038,969
General and administrative	11,163	12,782	215,575
Mineral property costs	-	15,250	468,273
Professional fees	27,893	17,647	542,131
Write-down of property and equipment	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	97,862	121,078	2,269,478

OTHER INCOME (EXPENSES):
Accretion of discount on convertible debt	(26,176)	-	(162,563)
Interest expense	(12,723)	(8,163)	(74,816)
Loss on termination of partial purchase option agreement	-	-	(79,135)
Loss on change in fair value of derivative liability	-	-	(14,962)
Loss on extinguishment of debt	-	-	(43,891)
Gain/(loss) on settlement of debt	-	-	(32,990)
TOTAL OTHER INCOME (EXPENSES)	(38,899)	(8,163)	(408,357)

NET LOSS	$(136,761)	$(129,241)	$(2,677,835)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	21,763,623	17,452,240

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE DATE OF INCEPTION TO JANUARY 31, 2014

	For the Three Months Ended		Accumulated Amounts From Inception to
	January 31, 2014	January 31, 2013	January 31, 2014
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(136,761)	$(129,241)	$(2,677,835)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	26,176	-	162,563
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	51,000	51,000	676,763
Shares issued for mineral property	-	-	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	-	134,000
Shares issued to terminate partial purchase agreement	-	-	120,000
Share-based compensation	7,806	24,399	445,725
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Prepaid expenses	411	(89)	(5,553)
Related party liabilities	4,104	6,121	(6,364)
Accounts payable and accrued liabilities	12,755	(4,891)	65,847
CASH USED FOR OPERATING ACTIVITIES	(34,509)	(52,701)	(862,659)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	-	536,729
Proceeds from issuance of convertible debenture	31,500	-	389,500
Proceeds from (paid to) related parties	(28,217)	40,000	148,539
Repayment of convertible debenture	-	-	(206,000)
CASH PROVIDED BY FINANCING ACTIVITIES	3,283	40,000	868,768

NET INCREASE (DECREASE) IN CASH	(31,226)	(12,701)	1,579
CASH, BEGINNING OF PERIOD	32,805	14,590	-
CASH, END OF PERIOD	$1,579	$1,889	$1,579

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$-	$63,500
Shares issued to settle debt	$-	$-	$14,250
Unamortized debt discount	$3,824	$-	$62,292
SUPPLEMENTAL DISCLOSURE
Interest paid	$909	$200	$35,341
Income taxes paid	$-	$-	$-

 DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2014, the Company has not earned any revenue, has a working capital deficit of $947,354, and an accumulated deficit of $2,677,835. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is October 31.

Interim Financial Statements – These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2013.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2014, and the results of its operations and cash flows for the three month period ended January 31, 2014 and 2013.  The results of operations for the period ended January 31, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

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

JANUARY 31, 2014

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

NOTE 3 – MINERAL PROPERTIES

Dos Naciones

On July 7, 2009, and as amended on June 25, 2010, October 21, 2010, and July 9, 2012 the Company entered into an option agreement (the “Dos Naciones Agreement”) to acquire a 50% undivided interest in the Dos Naciones Property located in Sonora, Mexico. Under the terms of the Dos Naciones Agreement, the Company paid a purchase price of $29,658 (Cdn $34,000) and had an option to acquire a further 20% interest in the property. The Company was also required to issue an aggregate of 1,000,000 shares of its common stock, which shares were issued, and to provide a payment of Cdn $800,000 by July 7, 2013. Because the Company did not pay Cdn $800,000 by the July 7, 2013 deadline, the option agreement was no longer applicable and management did not pursue renewing the Dos Naciones Agreement.

On September 13, 2013, the Company entered into a Termination Agreement with Alta Vista Ventures Ltd. wherein the Company agreed to terminate the Option Agreement dated July 7, 2009, as subsequently amended. Pursuant to the Termination Agreement, the Company has transferred, in kind, its 50% ownership of the Dos Naciones Property to Alta Vista Ventures Ltd., such that Alta Vista Ventures Ltd. retains a 100% interest in the Dos Naciones Property.

 DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Discovery Day Gold Property

The Company entered into an agreement with Bowerman Holdings, LLC (“Bowerman”) on November 14, 2011 in which it can acquire up to 75% of Bowerman’s interest in various mining claims located in Siskiyou County, California, known as the Discovery Day Gold Property.  The original expected closing of the acquisition was November 30, 2013, but has since been modified to include three additional 90 day extensions for the closing.  This agreement has not closed.  During the year ended October 31, 2013, the Company incurred $5,000 in costs as part of this activity. No costs were incurred in the three months ended January 31, 2014.

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

 DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 4 – COMMON SHARES

Year Ended October 31, 2013

●	On April 24, 2013, the Company issued 574,714 common shares to partially settle convertible debenture of $10,000.
●	On May 10, 2013, the Company issued 870,690 common shares to partially settle convertible debenture of $10,100.
●	On May 23, 2013, the Company issued 865,979 common shares to partially settle convertible debenture of $8,400.
●	On August 5, 2013 the Company issued 2,000,000 common shares to terminate the partial purchase agreement with Natchez Pass.

Quarter Ended January 31, 2014

●	No activity

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, October 31, 2013	-	-

As of January 31, 2014, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

 DEL TORO SILVER CORP

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 6 – STOCK OPTIONS

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of January 31, 2014 and October 31, 2013, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2013	2,000,000	0.145
Outstanding and exercisable, January 31, 2014	2,000,000	0.145	3.61

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of January 31, 2014, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life (years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost will be recognized over the requisite service period that began September 12, 2012. For the three months ended January 31, 2014, the Company recognized $7,806 (2013 $97,596) as compensation cost. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Additional information on these agreements as of January 31, 2014 and October 31, 2013 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	January 31, 2014	October 31, 2013
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 1/31/14 was $9,262	$102,521	$101,215

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 1/31/14 was $6,192.	56,192	55,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $233.	35,607	63,591

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $8,870.	133,870	132,295

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 1/31/14 was $9,681.	298,681	244,465

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $1,637.	16,637	16,335

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $3,656.	43,656	42,849

On May 6, 2013 an agreement was formalized for the advancement of $20,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 6/25/13.	-	-

On May 24, 2013 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 7/22/13.	-	-

On June 14, 2013 an agreement was formalized for the advancement of $35,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $1,772.	36,772	36,066

On July 19, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $2,578.	62,578	61,368

On August 26, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 1/31/14 was $2,091.	62,090	60,881

Total Convertible Loans Payable to Related Parties	$848,604	$814,249

The Company is in debt to officers and directors of the Company for an additional $19,850 and $18,667 as of January 31, 2014 and October 31, 2013, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

Furthermore, the Company’s officers and directors have material interests in Bowerman Holdings, LLC and Natchez Pass, LLC. Activity with these entities is described in Note 3.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 8 – CONVERTIBLE DEBENTURES

On September 20, 2013 the Company issued a convertible debenture with a non-related party for $50,000. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. The debenture is convertible into common shares of the Company commencing from the date of issuance, at a conversion price of $0.05 per share. A total of $2,500 of interest has been accreted for the three months ended January 31, 2014 (2013 $1,139) and the unamortized discount was $6,361 as of January 31, 2014 (October 31, 2013 $8,861) related to the intrinsic value of the beneficial conversion feature.

On October 21, 2013 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 23, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 19, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $18,934 of interest has been accreted for the three months ended January 31, 2013 (2013 $1,893) and the unamortized discount was $30,673 as of January 31, 2014 (October 31, 2013 $49,607) related to the intrinsic value of the beneficial conversion feature.

On December 18, 2013 the Company issued a convertible debenture with a non-related party for $31,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing June 16, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $4,743 of interest has been accreted for the three months ended January 31, 2014 and the unamortized discount was $25,257 as of January 31, 2014 related to the intrinsic value of the beneficial conversion feature.

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of January 31, 2014 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – SUBSEQUENT EVENTS

On February 27, 2014, the Company entered into a convertible loan agreement with a director and officer of the Company for the sum of $10,000, which was advanced to the Company on February 27, 2014. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of US$0.10 per share. The loan shall bear interest at a rate of 8% per annum.

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

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. Our company and Bowerman agreed to extensions of the closing date through May 31, 2013 and subsequently through November 30, 2013. Effective November 30, 2013, our company and Bowerman agreed to three additional 90 day extensions for the closing. As of the date of this report the agreement has not closed. During the quarter ended January 31, 2013, our company incurred $-0- in costs as part of this activity.

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

During the year ended October 31, 2013, our company incurred $10,500 in mineral properties costs associated with Natchez Pass and was released from liabilities totaling $40,865, which was included in other income on the consolidated statements of operations. Additionally the 2,000,000 shares issued were valued at $120,000 and included in current year losses. Our company has accumulated $172,548 of net costs on the Natchez Pass Property, since inception of the agreement.

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

On March 15, 2013, we signed a joint venture partnership terms agreement with Noble Mining Inc. with respect to the acquisition of a toll milling facility in the western United States. Pursuant to the terms of the agreement, Noble Mining will provide financing of up to $6,000,000 for the acquisition, development, permitting and operating capital for the toll milling partnership. Our company will be responsible for securing and delivering the toll milling facility through the necessary permitting requirements in order to process ore, locating mining customers that will contract with the toll mill to process ore, and managing day to day operations of the toll mill.

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

As January 31, 2014 we had cash of $1,579.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended January 31, 2014 which are included herein.

Our operating results for the three month periods ended January 31, 2014 and 2013 are summarized as follows:

	Three Months Ended January 31,
	2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		97,862		121,078
Other Expenses		38,899		8,163
Net Loss		$(136,761)		$(129,241)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three months ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended January 31,
	2014	2013
Consulting	$58,806	$75,399
General and administrative	11,163	12,782
Mineral property expense	Nil	15,250
Professional fees	27,893	17,647
Total	$97,862	$121,078

General and Administrative Expenses

The $23,216 decrease in our operating expenses for quarter ended January 31, 2014 compared to January 31, 2013 was primarily due to decreases in consulting fees, general and administrative expenses and mineral property expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees increased by $10,246 during the three months ended January 31, 2014.

Consulting Expenses

Our consulting expenses decreased by $16,593 during three months ended January 31, 2014 due to a decrease in stock option compensation expense.

Liquidity and Capital Resources

Working Capital

	As of January, 2014	As of October 31, 2013	Percentage Increase / (Decrease)
Current Assets	$7,132	$38,769	(81.6)%
Current Liabilities	$954,486	$887,168	7.6%
Working Deficit	$(947,354)	$(848,399)	11.7%

Cash Flows

	Three Month Period Ended January 31, 2014		Three Month Period Ended January 31, 2013		Percentage Increase / (Decrease)
Cash used for Operating Activities		$(34,590)		$(52,701)	(34.36)%
Cash provided by Financing Activities		$3,283		$40,000	(91.2)%
Cash provided by (used in) Investing Activities	$	Nil	$	Nil	Nil %
Net increase (decrease) in Cash		$(31,226)		$(12,701)	(146)%

We anticipate that we will incur approximately $445,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of January 31, 2014 we had cash of $1,579. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $34,509 during the three month period ended January 31, 2014 and $52,701 during the three month period ended January 31, 2013. Cash used in operating activities for both periods was funded by cash from financing activities. The $18,111 decrease in cash used compared to the three month period end January 31, 2014 was primarily due to less cash used for mineral property costs.

Cash Provided by Financing Activities

We generated cash of $3,283 from financing activities during the three month period ended January 31, 2014 compared to cash generated of $40,000 by financing activities during the three month period ended January 31, 2014. The $36,717 decrease in cash generated in the current period is due to a $28,217 payment on a related party note and $8,500 less in borrowing.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2014, our company has accumulated losses of $2,677,835 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Interim Financial Statements

These interim unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended October 31, 2013.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at January 31, 2014, and the results of its operations and cash flows for the three month periods ended January 31, 2014 and 2013. The results of operations for the period ended January 31, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

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

Carrying value of Convertible Debentures

Our company records convertible debt in accordance with ASC 479-20”Debt with Conversion”. Each convertible note is subject to the terms of the loan agreement. If at issuance, a note contains a beneficial conversion feature, our company records the convertible note at the discounted value of the debt without inclusion of the value of the beneficial conversion feature.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mining Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Form SB-2 Registration Statement filed on January 22, 2007)
3.2	Bylaws (incorporated by reference to our Form SB-2 Registration Statement, filed on January 22, 2007)

Exhibit Number	Description
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on August 19, 2009)
(10)	Material Contracts
10.1	Asset Sale Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
10.2	Joint Operations Agreement between our company and Bowerman Holdings, LLC dated November 14, 2011 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 21, 2011)
10.3

Investor Relations and Consulting Agreement between our company and Stock Signal IR and Consulting Group dated January 26, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 2, 2012)

10.4	Amendment #3 to Option Agreement between our company and Yale Resources Ltd. dated July 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2012)
10.5	Convertible Loan Agreement between our company and Greg Painter dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.6	Convertible Loan Agreement between our company and Patrick Fagen dated May 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2012)
10.7	Convertible Loan Agreement between our company and Patrick Fagen dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2012)
10.8	2012 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.9	Convertible Loan Agreement between our company and Patrick Fagen dated August 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.10	Partial Property Option Agreement between our company and Natchez Pass LLC dated August 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2012)
10.11	Consulting Agreement between our company and Greg Painter dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.12	Consulting Agreement between our company and Patrick Fagen dated September 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.13	Convertible Loan Agreement between our company and Patrick Fagen dated September 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.14	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2012)
10.15	Convertible Loan Agreement between our company and Patrick Fagen dated December 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2012)
10.16

Partial Purchase Option Agreement, Second Amendment between our company and Natchez Pass LLC dated January 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2013)

10.17	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.18	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.19	Letter of Intent between our company and Noble Mining Inc. dated March 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on February 11, 2014)
10.20	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)

Exhibit Number	Description
10.21	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.22	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)
10.23	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.24	Convertible Loan Agreement between our company and Patrick Fagen dated June 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2013)
10.25	Convertible Loan Agreement between our company and Patrick Fagen dated July 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2013)
10.26	Termination Agreement between our company and Alta Vista Ventures Ltd. dated September 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013)
10.27	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.28	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.29	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.30	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.31	Convertible Loan Agreement between our company and Greg Painter dated February 27, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

DEL TORO SILVER CORP.

Date: March 18, 2014	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: March 18, 2014	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)