Form 10-Q
period 2014-04-30
DEL TORO SILVER CORP.
filed 2014-06-23
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

22,848,956 common shares issued and outstanding as of June12, 2014.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended April 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED APRIL 30, 2014 (UNAUDITED) AND OCTOBER 31, 2013

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2014 AND OCTOBER 31, 2013

	April 30, 2014	October 31, 2013
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$144	$32,805
Prepaid expense	4,878	5,964
TOTAL CURRENT ASSETS	5,022	38,769

TOTAL ASSETS	$5,022	$38,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,672	$11,220
Convertible debenture, net of unamortized discount of $32,825 (2014) and $58,468 (2013)	100,175	43,032
Shareholder convertible loan	930,045	814,249
Due to related party	21,430	18,667
TOTAL CURRENT LIABILITIES	1,064,322	887,168

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES	1,064,322	887,168

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 21,763,623 (2013 - 21,763,623) shares	21,764	21,764
Additional paid-in capital	1,708,717	1,670,911
Deficit accumulated during exploration stage	(2,789,781)	(2,541,074)
TOTAL STOCKHOLDERS' DEFICIT	(1,059,300)	(848,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,022	$38,769

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE DATE OF INCEPTION TO APRIL 30, 2014

	For the Three Months Ended		For the Six Months Ended		Accumulated Amounts From Inception to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
GENERAL AND ADMINISTRATIVE EXPENSES:
Amortization	$-	$-	$-	$-	$2,692
Consulting fee	51,000	75,399	109,806	150,798	1,089,969
General and administrative	11,868	11,216	23,032	23,998	227,444
Mineral property costs	-	3,500	-	18,750	468,273
Professional fees	6,980	27,887	34,873	45,534	549,111
Write-down of property and equipment	-	-	-	-	1,838
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	69,848	118,002	167,711	239,080	2,339,327

OTHER EXPENSES:

Accretion of discount on convertible debt	(29,467)	-	(55,643)	-	(192,030)
Interest expense	(12,630)	(8,734)	(25,353)	(16,897)	(87,446)
Loss on termination of partial purchase option agreement	-	-	-	-	(79,135)
Loss on change in fair value of derivative liability	-	-	-	-	(14,962)
Loss on extinguishment of debt	-	-	-	-	(43,891)
Gain/(loss) on settlement of debt	-	-	-	-	(32,990)
TOTAL OTHER EXPENSES	(42,097)	(8,734)	(80,996)	(16,897)	(450,454)

NET LOSS	$(111,945)	$(126,736)	$(248,707)	$(255,977)	$(2,789,781)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	$21,763,623	$17,490,985	$21,763,623	$17,471,291

See accompanying notes to financial statements.

DEL TORO SILVER CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE DATE OF INCEPTION TO APRIL 30, 2014

	For the Six Months Ended		Accumulated Amounts From Inception to
	April 30, 2014	April 30, 2013	April 30, 2014
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(248,707)	$(255,977)	$(2,789,781)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	55,643	-	192,030
Amortization	-	-	2,692
Loss on change in fair value of derivative liability	-	-	14,962
Loss on settlement of debt	-	-	12,183
Shareholder loan issued for consulting service	102,000	102,000	727,763
Shares issued for mineral property	-	-	176,460
Shares issued to settle debt	-	-	14,060
Shares issued for consulting service	-	-	134,000
Shares issued to terminate partial purchase agreement	-	-	120,000
Share-based compensation	7,806	48,798	445,725
Write-down of property and equipment	-	-	1,838
Changes in operating assets and liabilities:
Prepaid expenses	1,086	(1,767)	(4,878)
Related party liabilities	1,452	12,993	(9,016)
Accounts payable and accrued liabilities	26,776	(7,010)	79,868
CASH USED FOR OPERATING ACTIVITIES	(53,944)	(100,963)	(882,094)

INVESTING ACTIVITY:
Equipment acquired	-	-	(4,530)
CASH USED FOR INVESTING ACTIVITIES	-	-	(4,530)

FINANCING ACTIVITIES:
Net proceeds from (paid for) issuance of common stocks	-	-	536,729
Proceeds from issuance of convertible debenture	31,500	70,000	389,500
Proceeds from (paid to) related parties	(10,217)	18,499	166,539
Repayment of convertible debenture	-	-	(206,000)
CASH PROVIDED BY FINANCING ACTIVITIES	21,283	88,499	886,768

NET INCREASE (DECREASE) IN CASH	(32,661)	(12,464)	144
CASH, BEGINNING OF PERIOD	32,805	14,590	-
CASH, END OF PERIOD	$144	$2,126	$144

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$-	$10,000	$63,500
Shares issued to settle debt	$-	$-	$14,250
Unamortized debt discount	$25,643	$-	$84,111
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,098	$400	$35,530
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2014, the Company has not earned any revenue, has a working capital deficit of $1,059,300, and an accumulated deficit of $2,789,781. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2014, and the results of its operations and cash flows for the six month period ended April 30, 2014 and 2013.  The results of operations for the period ended April 30, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and found that Accounting Standards Update (ASU) 2014-10 applies to Development Stage Entities (Topic 915), which will have an impact on its financial position or results of operations.

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

APRIL 30, 2014

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

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

Discovery Day Gold Property

The Company entered into an agreement with Bowerman Holdings, LLC (“Bowerman”) on November 14, 2011 in which it can acquire up to 75% of Bowerman’s interest in various mining claims located in Siskiyou County, California, known as the Discovery Day Gold Property.  The original expected closing of the acquisition was November 30, 2013, but has since been modified to include three additional 90 day extensions for the closing.  This agreement has not closed.  During the year ended October 31, 2013, the Company incurred $5,000 in costs as part of this activity. No costs were incurred in the six months ended April 30, 2014.

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

APRIL 30, 2014

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

Six Months Ended April 30, 2014

●	No activity

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, October 31, 2013	-	-

As of April 30, 2014, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 6 – STOCK OPTIONS

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of April 30, 2014 and October 31, 2013, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

	Number of options	Weighted average exercise price (US $)	Weighted average remaining contractual life (years)
Outstanding, October 31, 2013	2,000,000	0.145
Outstanding and exercisable, April 30, 2014	2,000,000	0.145	3.36

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of April 30, 2014, is as follows:

Number of Options	Exercise Price $	Vesting Date	Expiry Date	Life (years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost was recognized over the requisite service period that began September 12, 2012. For the six months ended April 30, 2014, the Company recognized $7,806 (2013 $97,596) as compensation cost. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

Additional information on these agreements as of April 30, 2014 and October 31, 2013 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	April 30, 2014	October 31, 2013
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 4/30/14 was $10,506	$103,765	$101,215

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 4/30/14 was $7,167.	57,167	55,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $923.	36,297	63,591

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $10,394.	135,394	132,295

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 4/30/14 was $13,416.	353,416	244,465

On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $1,930.	16,930	16,335

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $4,436.	44,436	42,849

On May 6, 2013 an agreement was formalized for the advancement of $20,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 6/25/13.	-	-

On May 24, 2013 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Loan was paid back in full on 7/22/13.	-	-

On June 14, 2013 an agreement was formalized for the advancement of $35,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $2,455.	37,455	36,066

On July 19, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $3,748.	63,748	61,368

On August 26, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $3,261.	63,261	60,881

On February 27, 2014 an agreement was formalized for the advancement of $10,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $138.	10,138	-

On March 27, 2014 an agreement was formalized for the advancement of $3,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $23	3,023	-

On April 17, 2014 an agreement was formalized for the advancement of $5,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 4/30/14 was $15.	5,015	-

Total Convertible Loans Payable to Related Parties	$930,045	$814,249

The Company is in debt to officers and directors of the Company for an additional $21,430 and $18,667 as of April 30, 2014 and October 31, 2013, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

Furthermore, the Company’s officers and directors have material interests in Bowerman Holdings, LLC and Natchez Pass, LLC. Activity with these entities is described in Note 3.

DEL TORO SILVER CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 8 – CONVERTIBLE DEBENTURES

On September 20, 2013 the Company issued a convertible debenture with a non-related party for $50,000. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. The debenture is convertible into common shares of the Company commencing from the date of issuance, at a conversion price of $0.05 per share. A total of $5,000 of interest has been accreted for the six months ended April 30, 2014 (2013 $1,139) and the unamortized discount was $3,861 as of April 30, 2014 (October 31, 2013 $8,861) related to the intrinsic value of the beneficial conversion feature.

On October 21, 2013 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 23, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 19, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $35,974 of interest has been accreted for the six months ended April 30, 2014 (2013 $1,893) and the unamortized discount was $13,362 as of April 30, 2014 (October 31, 2013 $49,607) related to the intrinsic value of the beneficial conversion feature.

On December 18, 2013 the Company issued a convertible debenture with a non-related party for $31,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing June 16, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $14,669 of interest has been accreted for the six months ended April 30, 2014 and the unamortized discount was $15,331 as of April 30, 2014 related to the intrinsic value of the beneficial conversion feature.

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of April 30, 2014 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2014, the Company issued 1,085,333 common shares. The securities were issued in connection with the conversion of a portion of a $51,500 convertible note dated October 21, 2013.

On May 19, 2014, the Company entered into a convertible loan agreement with a director and officer of the Company for the sum of $17,500, which was advanced to the Company on May 19, 2014. The principal amount of the loan plus any accrued and unpaid interest shall be due and payable in full one year from the advancement date at the conversion price of US$0.025 per share. The loan shall bear interest at a rate of 8% per annum.

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

Our head office is located at 320 North Carson Street, Carson City, Nevada 89701.

Corporate History

Effective July 9, 2009, we completed the acquisition of a 50% undivided interest, and the option to acquire a further 30% interest in, the Dos Naciones Property, located in the state of Sonora, Mexico, in accordance with the terms of a property option agreement with Alta Vista Ventures Ltd. (formerly Yale Resources Ltd.) dated July 7, 2009. We allowed the option agreement, as amended, to lapse. Management did not pursue renewing the Dos Naciones Agreement and on September 13, 2013, we entered into a termination agreement with Alta Vista wherein we agreed to terminate the option agreement, as subsequently amended

In November 2011, our management announced that our company will begin to change our corporate strategy to target high grade precious metals properties, located in the western United States, that have the potential for near-term production and positive cash flow.

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. Our company and Bowerman agreed to extensions of the closing date through May 31, 2013 and subsequently through November 30, 2013. Effective November 30, 2013, our company and Bowerman agreed to three additional 90 day extensions for the closing. As of the date of this report the agreement has not closed. During the quarter ended April 30, 2014, our company incurred $Nil in costs as part of this activity.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

●	$25,000 payable by December 14, 2011 (the date of the payment was extended for three additional 90 day extensions from November 30, 2013, for the closing). This agreement has not closed;
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

Once both parties have successfully executed their respective roles and responsibilities, Noble Mining and our company will share ownership and profits from the toll mill in a 50/50 split. Noble Mining and our company will also partner together with respect to the acquisition of mines that they become aware of through servicing the toll mill customers. The joint venture partnership terms agreement was to terminate 180 days from March 15, 2013. Noble Mining has extended the term for 180 days from October 11, 2013 (expiring on April 9, 2014). Our company is currently negotiating to extend the agreement with Noble Mining.

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

In addition to the above expense items, as we proceed with the Discovery Day Property, we shall incur the following additional costs:

On or before date of closing of the asset sale agreement with Bowerman, our company will pay Bowerman $25,000 pursuant to the current agreement. Additionally, during the subsequent 12 months from the closing, we anticipate spending an aggregate of $190,000 in the associated categories for operations at the Discovery Day property:

●	$20,000 for Mine Safety and Health Administration (MSHA) and Cal-OSHA safety compliance;
●	$25,000 for underground rehabilitation;
●	$15,000 for environmental permitting compliance;
●	$35,000 for equipment costs;
●	$25,000 for fuel;
●	$20,000 for supplies; and
●	$50,000 for general and administrative items.

Trinity Alps, the parent company to Bowerman, has informed us that it has spent in excess of $160,000 (unaudited) since June 10, 2013, to prepare the Discovery Day mine for operations.

As April 30, 2014 we had cash of $144.

Based on the above estimate of $365,000 for our expenses for the next twelve months we do not have enough funds to proceed with our plan of operation over the next twelve months. Note that this amount does not include any funds that may be required under the terms of our agreement regarding the Discovery Day Property. We plan to rely on equity financing in order to raise any additional funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any equity financings and there is no assurance that we will be successful in completing any equity financings.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended April 30, 2014 which are included herein.

Our operating results for the three and six month periods ended April 30, 2014 and 2013 are summarized as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		69,848		118,002		167,711		239,080
Other Expenses		42,097		8,734		80,996		16,897
Net Loss		$(111,945)		$(126,736)		$(248,707)		$(255,977)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three months and six months ended April 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Consulting	$51,000	$75,399	$109,806	$150,798
General and administrative	11,868	11,216	23,032	24,998
Mineral property expense	Nil	3,500	Nil	18,750
Professional fees	6,980	27,887	34,873	45,534
Accretion of discount on convertible debt	29,467	Nil	55,643	Nil
Interest expense	12,630	8,734	25,353	16,897
Total	$111,945	$126,736	$248,707	$255,977

General and Administrative Expenses

The $14,791 decrease in our operating expenses for three month period ended April 30, 2014 compared to April 30, 2013 was primarily due to decreases in consulting fees, mineral property expenses and professional fees. The $7,270 decrease in our operating expenses for six month period ended April 30, 2014 compared to April 30, 2013 was primarily due to decreases in consulting fees, general and administrative expense, mineral property expenses and professional fees.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our professional fees decreased by $20,907 during the three month period ended April 30, 2014. Our professional fees decreased by $10,661 during the six month period ended April 30, 2014.

Consulting Expenses

Our consulting expenses decreased by $24,399 during three month period ended April 30, 2014 due to no stock option expense during this period. Our consulting expenses decreased by $40,992 during six month period ended April 30, 2014 due to decreased stock option expense during this period.

Liquidity and Capital Resources

Working Capital

	As of April 30, 2014	As of October 31, 2013	Percentage Increase / (Decrease)
Current Assets	$5,022	$38,769	$(87)%
Current Liabilities	$1,064,322	$887,168	$20%
Working Deficit	$(1,059,300)	$(848,399)	$25%

Cash Flows

	Six Month Period Ended April 30, 2014		Six Month Period Ended April 30, 2013		Percentage Increase / (Decrease)
Cash used in Operating Activities		$(53,944)		$(100,963)		$(47)%
Cash provided by Financing Activities		$21,283		$88,499		$(76)%
Cash provided by (used in) Investing Activities	$	Nil	$	Nil	$	Nil %
Net Decrease in Cash		$(32,661)		$(12,464)		$162%

We anticipate that we will incur approximately $365,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of April 30, 2014 we had cash of $144. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $53,944 during the six month period ended April 30, 2014 and $100,963 during the six month period ended April 30, 2013. Cash used in operating activities for both periods was funded by cash from financing activities. The $47,019 decrease in cash compared to the six month period end April 30, 2013 was primarily due to less compensation costs.

Cash Provided by Financing Activities

We generated cash of $21,283 from financing activities during the six month period ended April 30, 2014 compared to cash generated of $88,499 by financing activities during the six month period ended April 30, 2013. The $67,216 decrease in cash generated in the current period is due to a $28,716 change in related party financing from 2014 to 2013 and $38,500 less in borrowing from outside parties.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2014, our company has accumulated losses of $2,789,781 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at April 30, 2014, and the results of its operations and cash flows for the six month period ended April 30, 2014 and 2013. The results of operations for the period ended April 30, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

Mineral Property Exploration and Development

Our company has been in the exploration stage since our inception and has not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. Our company assesses the carrying costs for impairment under ASC 360 “Property, Plant and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Due to Related Parties

Due to related parties consist principally of amounts due to officers and directors of our company, with respect to expenditures paid by officers and directors on behalf of our company.

Stock Based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and found that Accounting Standards Update (ASU) 2014-10 applies to Development Stage Entities (Topic 915), which will have an impact on its financial position or results of operations.

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

10.17	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.18	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)

Exhibit Number	Description
10.19	Letter of Intent between our company and Noble Mining Inc. dated March 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on February 11, 2014)
10.20	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.21	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.22	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)
10.23	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.24	Convertible Loan Agreement between our company and Patrick Fagen dated June 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2013)
10.25	Convertible Loan Agreement between our company and Patrick Fagen dated July 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2013)
10.26	Termination Agreement between our company and Alta Vista Ventures Ltd. dated September 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013)
10.27	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.28	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.29	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.30	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.31	Convertible Loan Agreement between our company and Greg Painter dated February 27, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.32	Convertible Loan Agreement between our company and Greg Painter dated March 27, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 27, 2014)
10.33	Convertible Loan Agreement between our company and Patrick Fagen dated April 17, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2014)
10.34	Convertible Loan Agreement between our company and Patrick Fagen dated May 19, 2014 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)

Exhibit Number	Description
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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

DEL TORO SILVER CORP.

Date: June 20, 2014	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: June 20, 2014	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)