Form 10-Q
period 2014-07-31
DEL TORO SILVER CORP.
filed 2014-09-15
CIK 1382462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-52499

DEL TORO SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 North Carson Street, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

24,988,491 common shares issued and outstanding as of September 11, 2014.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended July 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DEL TORO SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JULY 31, 2014 (UNAUDITED) AND OCTOBER 31, 2013

DEL TORO SILVER CORP

CONSOLIDATED BALANCE SHEETS

JULY 31, 2014 AND OCTOBER 31, 2013

	July 31, 2014	October 31, 2013
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$125	$32,805
Prepaid expense	8,770	5,964
TOTAL CURRENT ASSETS	8,895	38,769

TOTAL ASSETS	$8,895	$38,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,800	$11,220
Convertible debenture, net of unamortized discount of $6,766 (2014) and $58,468 (2013)	118,094	43,032
Shareholder convertible loan	1,014,040	814,249
Due to related party	23,133	18,667
TOTAL CURRENT LIABILITIES	1,175,067	887,168

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES	1,175,067	887,168

STOCKHOLDERS' DEFICIT:
Preferred stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: none	-	-
Common stock: 100,000,000 shares authorized, par value $0.001 issued and outstanding: 23,348,956 (2013 - 21,763,623) shares	23,349	21,764
Additional paid-in capital	1,724,272	1,670,911
Deficit accumulated during exploration stage	(2,913,793)	(2,541,074)
TOTAL STOCKHOLDERS' DEFICIT	(1,166,172)	(848,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,895	$38,769

See accompanying notes to financial statements.

DEL TORO SILVER CORP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2014 AND 2013

	For the Three Months Ended		For the Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
GENERAL AND ADMINISTRATIVE EXPENSES:
Consulting fee	$54,000	$75,399	$163,806	$226,196
General and administrative	10,892	11,641	33,924	35,640
Mineral property costs	-	5,664	-	24,414
Professional fees	10,781	16,143	45,654	61,677
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	75,673	108,847	243,384	347,927

OTHER EXPENSES:
Interest expense	(48,339)	(60,156)	(129,335)	(119,385)
Gain on termination of partial purchase option agreement	-	40,865	-	40,865
TOTAL OTHER EXPENSES	(48,339)	(19,291)	(129,335)	(78,520)

NET LOSS	$(124,012)	$(128,138)	$(372,719)	$(426,447)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of basic and diluted common shares outstanding	22,913,952	19,449,069	22,149,896	18,135,486

See accompanying notes to financial statements.

DEL TORO SILVER CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

	For the Nine Months Ended
	July 31, 2014	July 31, 2013
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss for the period	$(372,719)	$(426,447)
Items not requiring (providing) cash:
Accretion of discount on convertible debenture	81,702	-
Shareholder loan issued for consulting service	153,000	153,000
Shares issued for consulting service	3,000	-
Share-based compensation	7,806	73,197
Changes in operating assets and liabilities:
Prepaid expenses	3,194	1,253
Related party liabilities	42,474	(19,304)
Accounts payable and accrued liabilities	8,580	61,021
CASH USED FOR OPERATING ACTIVITIES	(72,963)	(157,280)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debenture	31,500	70,000
Proceeds from (paid to) related parties	8,783	103,689
Repayment of convertible debenture	-	(23,000)
CASH PROVIDED BY FINANCING ACTIVITIES	40,283	150,689

NET DECREASE IN CASH	(32,680)	(6,591)
CASH, BEGINNING OF PERIOD	32,805	14,590
CASH, END OF PERIOD	$125	$7,999

NON CASH ACTIVITIES
Shares issued for conversion of debenture	$8,140	$28,500
Unamortized debt discount	$51,702	$-
Shares issued for consulting services	$9,000	$-
SUPPLEMENTAL DISCLOSURE
Interest paid	$1,224	$19,409
Income taxes paid	$-	$-

See accompanying notes to financial statements.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Del Toro Silver Corp. (the “Company”) was incorporated on January 9, 2006 as Candev Resource Exploration, Inc. under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on August 15, 2006. Effective July 28, 2009, the Company completed a merger with its wholly owned subsidiary, Del Toro Silver Corp., a Nevada corporation which was incorporated on July 7, 2009 solely to change the Company’s name to Del Toro Silver Corp. The Company is engaged in the acquisition, exploration and development of mineral properties.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2014, the Company has not earned any revenue, has a working capital deficit of $1,166,172, and an accumulated deficit of $2,913,793. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2014, and the results of its operations and cash flows for the nine month period ended July 31, 2014 and 2013.  The results of operations for the period ended July 31, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Accounting Standards Update (ASU) 2014-10 applies to Development Stage Entities (Topic 915). This update impacts our financial statement presentation as it eliminates: (1) inception–to-date information on the statements of operations, cash flow and shareholder equity, (2) labeling the financial statements as those of a development stage entity, (3) disclosing a description of our development stage activities, and (4) disclosing the first year that we are no longer a development stage entity. The amendment to these disclosure requirements is effective for reporting periods after December 15, 2014, but early application is permitted, and the Company has chosen early implementation of this accounting standard for the current reporting period

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Prepaid Expenses – Prepaid expenses are expenses paid by the Company in cash or stock before they are used or consumed.

Accounts Payable and Accrued Expenses – Accounts payable and accrued expenses consist principally of amounts due to various suppliers and professional service providers.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

Discovery Day Gold Property

The Company entered into an agreement with Bowerman Holdings, LLC (“Bowerman”) on November 14, 2011 in which it can acquire up to 75% of Bowerman’s interest in various mining claims located in Siskiyou County, California, known as the Discovery Day Gold Property.  The original expected closing of the acquisition was November 30, 2013 and was modified to include three additional 90 day extensions. During the year ended October 31, 2013, the Company incurred $5,000 in costs as part of this activity. No costs were incurred in the nine months ended July 31, 2014.

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

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 4 – COMMON SHARES

Year Ended October 31, 2013

●	On April 24, 2013, the Company issued 574,714 common shares to partially settle convertible debenture of $10,000.
●	On May 10, 2013, the Company issued 870,690 common shares to partially settle convertible debenture of $10,100.
●	On May 23, 2013, the Company issued 865,979 common shares to partially settle convertible debenture of $8,400.
●	On August 5, 2013 the Company issued 2,000,000 common shares to terminate the partial purchase agreement with Natchez Pass.

Nine Months Ended July 31, 2014

●	On May 1, 2014, the Company issued 1,085,333 common shares to partially settle convertible debenture of $8,140.
●	On July 17, 2014, the Company issued 500,000 common shares as compensation for consulting services rendered per the agreement signed on July 17, 2014.

NOTE 5 – SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, October 31, 2011	-
Issued	2,000,000	0.25
Expired	-	-
Balance, October 31, 2012	2,000,000	0.25
Expired	(2,000,000)	(0.25)
Balance, October 31, 2013	-	-

As of July 31, 2014, no share purchase warrants were outstanding. The balance of share purchase warrants expired on December 6, 2012.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 6 – STOCK OPTIONS

On August 29, 2012 the Company adopted a stock option plan (the “2012 Stock Option Plan”) allowing for the issuance of stock options to acquire up to 3,000,000 common shares. As of July 31, 2014 and October 31, 2013, there were 1,000,000 shares available for issuance under the 2012 Stock Option Plan. Officers and directors have been granted 1,500,000 of the 2,000,000 granted stock options.

The following table summarizes the continuity of the Company’s 2012 Stock Option Plan:

		Weighted	Weighted average
		average	remaining
	Number	exercise price	contractual life
	of options	(US $)	(years)
Outstanding, October 31, 2013	2,000,000	0.145
Outstanding and exercisable, July 31, 2014	2,000,000	0.145	3.12

The Company’s options vest at different periods. As such, the Company records stock-based compensation over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Additional information regarding stock options as of July 31, 2014, is as follows:

	Exercise
Number of	Price			Life
Options	$	Vesting Date	Expiry Date	(in years)
575,000	0.10	9/12/2012	9/12/2017	5
505,000	0.15	3/12/2013	9/12/2017	4.5
560,000	0.15	9/12/2013	9/12/2017	4
360,000	0.20	3/12/2014	9/12/2017	3.5
2,000,000

Compensation cost was recognized over the requisite service period that began September 12, 2012. For the nine months ended July 31, 2014, the Company recognized $7,806 (2013 $97,596) as compensation cost. Stock-based compensation expense was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate ranging from 0.42% to 0.70%, expected option life of 3.5 to 5 years and a volatility of 281%.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

Additional information on these agreements as of July 31, 2014 and October 31, 2013 is as follows:

	Loan Balance Including Accrued Interest
Loan Agreement	July 31, 2014	October 31, 2013
On May 26, 2012 agreements were formalized for the advancement of $104,000, accruing interest at 8.0%, with a conversion price of $0.06 per share. Accrued interest as of 7/31/14 was $11,811	$105,070	$101,215

On July 16, 2012 an agreement was formalized for the advancement of $50,000, accruing interest at 8.0%, with a conversion price of $0.08 per share. Accrued interest as of 7/31/14 was $8,175.	58,175	55,184

On August 30, 2012 an agreement was formalized for the advancement of $100,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $1,636.	37,010	63,591

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $125,000, accruing interest at 5%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $11,969.	136,969	132,295

On September 1, 2012 an agreement was entered (see consulting agreement above) totaling $17,000 per month, accruing interest at 5%, with an unknown future conversion price. Accrued interest as of 7/31/14 was $17,915.	408,915	244,465

On September 21, 2012 an agreement was formalized for the advancement of $15,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $2,232.	17,232	16,335

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

On December 11, 2012 an agreement was formalized for the advancement of $40,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $5,243.	45,243	42,849

On June 14, 2013 an agreement was formalized for the advancement of $35,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $3,161.	38,161	36,066

On July 19, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $4,958.	64,958	61,368

On August 26, 2013 an agreement was formalized for the advancement of $60,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $4,471.	64,471	60,881

On February 27, 2014 an agreement was formalized for the advancement of $10,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $340.	10,340	-

On March 27, 2014 an agreement was formalized for the advancement of $3,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $84.	3,084	-

On April 17, 2014 an agreement was formalized for the advancement of $5,000, accruing interest at 8.0%, with a conversion price of $0.10 per share. Accrued interest as of 7/31/14 was $116.	5,116

On May 19, 2014 an agreement was formalized for the advancement of $17,500, accruing interest at 8.0%, with a conversion price of $0.025 per share. Accrued interest as of 7/31/14 was $284.	17,784	-

On June 26, 2014 an agreement was formalized for the advancement of $1,500, accruing interest at 8.0%, with a conversion price of $0.02 per share. Accrued interest as of 7/31/14 was $12.	1,512	-

Total Convertible Loans Payable to Related Parties	$1,014,040	$814,249

The Company is in debt to officers and directors of the Company for an additional $23,133 and $18,667 as of July 31, 2014 and October 31, 2013, respectively. The additional related party indebtedness is unsecured, non-interest bearing, and due on demand.

Furthermore, the Company’s officers and directors have material interests in Bowerman Holdings, LLC and Natchez Pass, LLC. Activity with these entities is described in Note 3.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 8 – CONVERTIBLE DEBENTURES

On September 20, 2013 the Company issued a convertible debenture with a non-related party for $50,000. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. The debenture is convertible into common shares of the Company commencing from the date of issuance, at a conversion price of $0.05 per share. A total of $7,500 of interest has been accreted for the nine months ended July 31, 2014 (2013 $1,139) and the unamortized discount was $1,361 as of July 31, 2014 (October 31, 2013 $8,861) related to the intrinsic value of the beneficial conversion feature. Accrued and unpaid interest on the loan balance outstanding for the nine months ended July 31, 2014 was $3,408.

On October 21, 2013 the Company issued a convertible debenture with a non-related party for $51,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before July 23, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing April 19, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $8,140 of the debenture was converted to common stock during the nine months ended July 31, 2014. A total of $49,607 of interest has been accreted for the nine months ended July 31, 2014 (2013 $1,893) and the unamortized discount was $-0- as of July 31, 2014 (October 31, 2013 $49,607) related to the intrinsic value of the beneficial conversion feature. Accrued and unpaid interest on the loan balance outstanding for the nine months ended July 31, 2014 was $3,191.

On December 18, 2013 the Company issued a convertible debenture with a non-related party for $31,500. Under the terms of the debenture the amount is unsecured with a stated interest rate of 8% per annum, and is due on or before September 20, 2014. Any amount of principal or interest on this debenture which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof. The debenture is convertible into common shares of the Company commencing June 16, 2014 (180 days from the issuance date), at a conversion price equal to 50% of the market price on conversion date, where the market price is equal to the average of the lowest three trading prices in the prior ten trading days as of the conversion date. The conversion feature limits issuing shares of stock to 4.99% of the total issued and outstanding shares. The Company has the right to repay the note within 180 days from date of issuance, in consideration of the payment of cash equal to 120% to 145% of the outstanding balance plus accrued interest. A total of $24,596 of interest has been accreted for the nine months ended July 31, 2014 and the unamortized discount was $5,405 as of July 31, 2014 related to the intrinsic value of the beneficial conversion feature. Accrued and unpaid interest on the loan balance outstanding for the nine months ended July 31, 2014 was $1,561.

NOTE 9 – COMMITMENTS

The Company entered into an investor relations agreement with a consulting company on January 26, 2012. Pursuant to the agreement, the Company agreed to pay $1,000 and issue an aggregate of 140,000 common shares during the next six months. As of July 31, 2014 40,000 shares have been issued relative to this agreement. At the time the financial statements were released, both parties have agreed to temporarily delay the agreement.

The Company entered into an investor relations agreement with a consulting company on July 17, 2014 for a term of three months. Pursuant to the agreement, the Company agreed to issue 500,000 shares of the Company’s common stock within 14 business days and an additional 500,000 shares within 45 business days of the execution of the agreement. As part of the agreement the Company has agreed to compensate the consultant an amount equal to 6% of any capital raised as a result of such services.

DEL TORO SILVER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 10 – SUBSEQUENT EVENTS

On August 13, 2014 the Company entered into a convertible loan agreement with a related party. The loan amount of $4,000 has an interest rate of 8%, is payable on August 13, 2015 and is convertible at $0.015 per share.

On August 22, 2014 the Company issued 1,139,535 common shares. The securities were issued in connection with the conversion of a portion of a $51,500 convertible note dated October 21, 2013.

On August 29, 2014, the Company extended the closing date for the asset sale agreement with Bowerman Holdings to November 30, 2014, including three possible 90 day extensions.

On September 3, 2014, the Company issue 500,000 common shares as compensation for consulting services rendered per the agreement signed on July 17, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

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

On November 14, 2011, we entered into an asset sale agreement with Bowerman Holdings LLC to acquire up to 75% of 100% of Bowerman’s right, title and interest in and to 31 KM mining claims and 17 Raddlefinger mining claims, known as the Discovery Day Gold Property, located in Siskiyou County, California. Closing of the acquisition was scheduled to occur by May 12, 2012. Our company and Bowerman agreed to extensions of the closing date through May 31, 2013 and subsequently through August 27, 2014. Effective August 29, 2014, our company and Bowerman agreed to extend the closing of the asset sale agreement until November 30, 2014. So long as our company is not in default of the agreement, and with consent of Bowerman, we may extend the closing date for as many as three additional 90 day extensions. As of the date of this report the agreement has not closed. During the quarter ended July 31, 2014, our company incurred $Nil in costs as part of this activity.

In consideration of a 60% interest in the Discovery Day Gold Property, we have agreed to pay to Bowerman an aggregate purchase price of $6,525,000, payable as follows:

●	$25,000 payable by December 14, 2011 (the date of the payment was extended for three additional 90 day extensions from August 31, 2014, for the closing). This agreement has not closed;
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

Closing of the acquisition was scheduled to occur by May 31, 2013. Pursuant to the terms of the asset sale agreement, the closing date was extended by both parties through August 27, 2014. Effective August 31, 2014, our company and Bowerman agreed to three additional 90 day extensions for the closing date. This agreement has not closed. We have also granted permission for Bowerman to entertain third party purchase offers for the claims, any sale of which would be subject to our approval, and include compensation to us for a buyout of our rights under the agreement.

On March 15, 2013, we signed a joint venture partnership terms agreement with Noble Mining Inc. with respect to the acquisition of a toll milling facility in the western United States. Pursuant to the terms of the agreement, Noble Mining would provide financing of up to $6,000,000 for the acquisition, development, permitting and operating capital for the toll milling partnership. Our company would be responsible for securing and delivering the toll milling facility through the necessary permitting requirements in order to process ore, locating mining customers that will contract with the toll mill to process ore, and managing day to day operations of the toll mill. Under the agreement, once both parties successfully executed their respective roles and responsibilities, Noble Mining and our company would share ownership and profits from the toll mill in a 50/50 split and partner together with respect to the acquisition of mines that they become aware of through servicing the toll mill customers. The joint venture partnership terms agreement was to terminate 180 days from March 15, 2013 and Noble Mining extended the term until April 9, 2014. Our company has decided not to renew this agreement.

On July 17, 2014, we entered into a consulting agreement with Daniel T. Cook, for performing services in the area of investor marketing on behalf of our company.

Pursuant to the terms of the agreement Mr. Cook will receive the following compensation:

1.	500,000 restricted shares of our company’s common stock within 14 business days of the execution of the agreement; (issued)

2.	500,000 restricted shares of our company’s common stock within 45 business days of the execution of the agreement; (issued)

3.

Finder’s fees payable within 7 days of receipt of money by our company from any capital raised or financial arrangements resulting from facilitation by Mr. Cook equal to 6% of money received by our company.

The agreement is for a term of three months, which may be cancelled at any time by either party in writing.

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

Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
Ongoing professional expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934	100,000
General and administrative expenses	50,000
Mineral property expenses	215,000
Total Expenses	$365,000

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

As July 31, 2014 we had cash of $125.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended July 31, 2014 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2014 and 2013 are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Revenue	Nil	Nil	Nil	Nil
Operating Expenses	75,673	108,847	243,384	347,927
Other Expenses	48,339	19,291	129,335	78,520
Net Loss	$(124,012)	$(128,138)	$(372,719)	$(426,447)

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of mineral properties we may acquire from time to time, and of which there are no assurances.

Expenses

Our expenses for the three months and nine months ended July 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Consulting	$54,000	$75,399	$163,806	$226,196
General and administrative	10,892	11,641	33,924	35,640
Mineral property expense	Nil	5,664	Nil	24,414
Professional fees	10,781	16,143	45,654	61,677
Interest expense	48,339	60,156	129,335	119,385
Gain on termination of partial purchase option agreement	Nil	(40,865)	Nil	(40,865)
Total	$124,012	$128,138	$372,719	$426,447

General and Administrative Expenses

The $4,126 decrease in our operating expenses for three month period ended July 31, 2014 compared to July 31, 2013 was primarily due to decreases in consulting fees, mineral property expenses and professional fees. The $53,728 decrease in our operating expenses for nine month period ended July 31, 2014 compared to July 31, 2013 was primarily due to decreases in consulting fees, general and administrative expense, mineral property expenses and professional fees.

Professional Fees

Professional fees include our legal, accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and additional fees that we pay to our legal counsel. Our professional fees decreased by $5,362 during the three month period ended July 31, 2014. Our professional fees decreased by $16,023 during the nine month period ended July 31, 2014. The decrease was mostly due to less mineral property activity.

Consulting Expenses

Our consulting expenses decreased by $21,399 during the three month period ended July 31, 2014 due primarily to no stock option expense during this period. Our consulting expenses decreased by $62,390 during nine month period ended July 31, 2014 due to a decreased stock option expense during this period.

Liquidity and Capital Resources

Working Capital

	As of July 31, 2014	As of October 31, 2013	Percentage Increase / (Decrease)
Current Assets	$8,895	$38,769	$(77% )
Current Liabilities	$1,175,067	$887,168	$32%
Working Deficit	$(1,166,172)	$(848,399)	$37%

Cash Flows

	Nine Month Period Ended July 31, 2014	Nine Month Period Ended July 31, 2013	Percentage Increase / (Decrease)
Cash used in Operating Activities	$(72,963)	$(157,280)		$(54)%
Cash provided by Financing Activities	$40,283	$150,689		$(73)%
Cash provided by (used in) Investing Activities	Nil	Nil	$	Nil %
Net Decrease in Cash	$(32,680)	$(6,591)		$396%

We anticipate that we will incur approximately $365,000 in operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As of July 31, 2014 we had cash of $125. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used for Operating Activities

We used cash in operating activities in the amount of $72,963 during the nine month period ended July 31, 2014 and $157,280 during the nine month period ended July 31, 2013. Cash used in operating activities for both periods was funded by cash from financing activities. The $84,317 decrease in cash used in the nine month period ending July 31, 2014 was primarily due to less cash paid for consulting, professional services and interest expense.

Cash Provided by Financing Activities

We generated cash of $40,283 from financing activities during the nine month period ended July 31, 2014 compared to cash generated of $150,689 by financing activities during the nine month period ended July 31, 2013. The $110,406 decrease in cash generated in the current period is due to a $94,906 change in related party financing from 2014 to 2013 and $15,500 less in net borrowing from outside parties as a result of decreased operating expenses.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2014, our company has accumulated losses of $2,913,793 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at July 31, 2014, and the results of its operations and cash flows for the nine month period ended July 31, 2014 and 2013. The results of operations for the period ended July 31, 2014 is not necessarily indicative of the results to be expected for future quarters or the full year.

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

10.17	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.18	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 12, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
10.19	Letter of Intent between our company and Noble Mining Inc. dated March 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on February 11, 2014)
10.20	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.21	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated April 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
10.22	Extension Agreement between our company and Bowerman Holdings, LLC dated May 31, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 31, 2013)
10.23	Purchase Option Termination Agreement between our company and Natchez Pass LLC dated June 6, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.24	Convertible Loan Agreement between our company and Patrick Fagen dated June 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2013)
10.25	Convertible Loan Agreement between our company and Patrick Fagen dated July 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2013)
10.26	Termination Agreement between our company and Alta Vista Ventures Ltd. dated September 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013)
10.27	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.28	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated October 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.29	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.30	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated December 18, 2013 (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2013)
10.31	Convertible Loan Agreement between our company and Greg Painter dated February 27, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)
10.32	Convertible Loan Agreement between our company and Greg Painter dated March 27, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 27, 2014)
10.33	Convertible Loan Agreement between our company and Patrick Fagen dated April 17, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2014)
10.34	Convertible Loan Agreement between our company and Patrick Fagen dated May 19, 2014 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2014)

Exhibit Number	Description
10.35	Convertible Loan Agreement between our company and Patrick Fagen dated June 26, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 27, 2014)
10.36	Consulting Agreement with Daniel T. Cook dated July 17, 2014 (incorporated by reference to our Current Report on Form 8-K filed on July 21, 2014)
10.37	Convertible Loan Agreement between our company and Patrick Fagen dated August 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 18, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Quarterly Report on Form 10-QSB filed on September 19, 2007)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on January 29, 2009)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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

DEL TORO SILVER CORP.

Date: September 15, 2014	/s/ Greg Painter
Greg Painter
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: September 15, 2014	/s/ Patrick Fagen
Patrick Fagen
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)